Form 10QSB
period 1999-06-30
SHOE KRAZY INC
filed 1999-08-16
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

Commission file no. 25657


                                Shoe Krazy, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Florida                                             65-0877741
-------------------------------                      -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                           Identification No.)

222 Lakeview Avenue, Suite 160
West Palm Beach, FL                                          33401
-------------------------------                       -----------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (561) 832-5705

Securities to be registered under Section 12(b) of the Act:

  Title of each class                                  Name of each exchange
                                                         on which registered

       None                                                     None
-------------------------                          ----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

                        Copies of Communications Sent to:

                               Donald F. Mintmire
                              Mintmire & Associates
                          265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                    Tel: (561) 832-5696 - Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes X               No
                                                ---                  ---

     As of June 30, 1999, there are 2,100,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements



                                SHOE KRAZY, INC.

                        INDEX TO THE FINANCIAL STATEMENTS




TABLE OF CONTENTS
                                                                Page


Balance Sheet..........................................         F- 1

Statement of Operations and Accumulated Deficit........         F- 2

Statement of Cash Flows................................         F- 3

Notes to Financial Statements..........................         F- 4,  5

                                SHOE KRAZY, INC.
                         ( A Development Stage Company)

                                 BALANCE SHEET


June 30,                                                                                1999
----------------------------------------------------------------------------- ---------------
ASSETS

Current Assets:
     Cash                                                                      $      50,000
---- ------------------------------------------------------------------------ ---------------

TOTAL CURRENT ASSETS                                                                  50,000
----------------------------------------------------------------------------- ---------------

                                                                                 $    50,000
---- ------------------------------------------------------------------------ ---------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                            $     8,200
---- ------------------------------------------------------------------------ ---------------

TOTAL CURRENT LIABILITIES                                                              8,200
----------------------------------------------------------------------------- ---------------

                                                                                       8,200
---- ------------------------------------------------------------------------ ---------------


STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value - 50,000,000 share authorized
        2,100,000  shares issued and outstanding 210 Preferred stock - No par value - 10,000,000 shares authorized
         No shares issued or outstanding                                                   -
   Additional paid-in-capital                                                         63,290
   Accumulated deficit                                                               (21,700)
---- ------------------------------------------------------------------------ ---------------

TOTAL STOCKHOLDERS' EQUITY                                                            41,800
----------------------------------------------------------------------------- ---------------

                                                                                 $    50,000
---- ------------------------------------------------------------------------ ---------------

                 See Accompanying Notes to Financial Statements


                                SHOE KRAZY, INC.
                         ( A Development Stage Company)

                          STATEMENT OF OPERATIONS AND
                               ACCUMULATED DEFICIT


For the period December 1,1998 (date of inception) to June 30,                             1999
------------------------------------------------------------------------------ ----------------
Revenues                                                                        $            -
------------------------------------------------------------------------------ ----------------


Operating expenses:
    Professional fees                                                 19,500
    Taxes and licenses                                                 1,200            20,700
--- -------------------------------------------------------------------------- ----------------

Loss before income taxes                                                               (20,700)
Income  taxes                                                                                -
------------------------------------------------------------------------------ ----------------

Net loss                                                                               (20,700)

Accumulated deficit - December 1, 1998                                                  (1,000)
------------------------------------------------------------------------------ ----------------

Accumulated deficit - June 30, 1999                                              $     (21,700)
------------------------------------------------------------------------------ ----------------

Net loss per share                                                              $        (0.01)
---                                                              ------------- ----------------




                           See Accompanying Notes to Financial Statements


                                SHOE KRAZY, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows



For the period December 1, 1998 (date of inception) to June 30,                1999
-----------------------------------------------------------------------  -----------
Operating Activities:
        Net loss                                                         $  (20,700)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Accrued expenses                                             8,200
                 Issuance of common stock for services                       12,500
---- --- --- --- ------------------------------------------------------- -----------

Net cash used by operating activities                                             -
------------------------------------------------------------------------ -----------

Financing activities:
     Issuance of Common Stock                                                50,000
---- ------------------------------------------------------------------- -----------

Net cash provided by financing activities                                    50,000
------------------------------------------------------------------------ -----------

Net increase in cash                                                         50,000
------------------------------------------------------------------------ -----------

Cash - June 30, 1999                                                     $   50,000
----                                                                     -----------








                 See Accompanying Notes to Financial Statements

Shoe Krazy, Inc.
Notes to Financial Statements

Note A - Summary of Significant Accounting Policies:

Organization

Shoe Krazy, Inc. (a development stage company) is a Florida Corporation organized October 17, 1994 to operate a retail shoe and foot products company. The Company failed in its attempt to implement its initial business plan and during December 1995 abandoned its efforts. The Company had no operations for the period prior to December 1995. The Company was inactive from December 1995 to the date of reinstatement by the State of Florida on December 1, 1998.

The Company has a new business plan, which was adopted on or about December 1, 1998, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Interim Financial Statements

The June 30, 1999 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

On November 1, 1994, the Company issued 600,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial officer - stockholder. On or about December 1, 1998, third parties purchased the shares from the initial officer - stockholder. The same third parties purchased at $0.05 per share, 1,000,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. On or about December 1, 1998, the Company issued 500,000 shares of its common stock to its sole officer in exchange for services valued at $12,500.

At June 30, 1999, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 2,100,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding.

Shoe Krazy, Inc.
Notes to Financial Statements


Note C - Income Taxes:
The Company has a net operating loss carry forward of $20,700 that may be offset against future taxable income. If not used, the carry forward will expire in 2013. The amount recorded as deferred tax assets, cumulative as of June 30, 1999 is $4,100, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $4,100, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Currently management is committed to obtain additional capital.

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

     The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1994. The costs and expenses associated with the preparation and filing of the Company's registration statement and other operations of the Company have been paid for by a shareholder, specifically Mr. Rodney Delaney Ford. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.


Plan of Operation

     During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 to its Registration Statement on Form 10SB. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

     For the period from December 1, 1998 through June 30, 1999, the Company had no income from operations and operating expenses aggregating $20,700.

Financial Condition, Capital Resources and Liquidity

     At June 30, 1999, the Company had assets totaling $50,000 and liabilities of $8,200 attributable to accrued expenses. On December 1, 1998, the Company issued and sold 500,000 shares of the Common Stock to Mr. Ford, the President, Secretary and Treasurer of the Company and record and beneficial owner of approximately 23.8% of the Company's outstanding Common Stock. On December 1, 1998 the Company received gross proceeds in the amount of $50,000 from the sale of a total of 1,000,000 shares of common stock in an offering conducted pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rules 505 and 506 of Regulation D promulgated thereunder.

     The Company has no potential capital resources from any outside sources at the current time. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Any additional capital needed will most likely be provided by the Company's existing shareholders or its officers and directors.

     The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing from such shareholders and directors.

Net Operating Losses

     The Company has net operating loss carryforwards of $20,700 which expire in the years 2013. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

     The Company is currently in the process of evaluating its information technology for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this

Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.   Changes in Securities and Use of Proceeds

         None

Item 3.   Defaults in Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

         None

Item 6.   Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:



Exhibit No.             Description
----------------------------------------------------------------------
3(i).1         Articles of Incorporation filed October 17, 1994(1)

3(i).2         Articles of Amendment (filed with original 10SB)(1)

3(ii).1        By-laws (1)

27          *  Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 1999.


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Shoe Krazy, Inc.




Date: August 10, 1999    BY: /s/ RODNEY DELANEY FORD
                             -----------------------
                         Rodney Delaney Ford,
                         President


[sign page SHOE KRAZY, INC. 10Q 6.30.99]