Form 10KSB
period 1999-09-30
SHOE KRAZY INC
filed 1999-12-27
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT  OF 1934

For the transition period from _______________ to ________________

Commission File No.  0-25657

                                Shoe Krazy, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

FLORIDA                                             65-0877741
-------------------------------                     -----------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

222 Lakeview Avenue, Suite 160
West Palm Beach, FL 33401                           33401
---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number           (561) 832-5705

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                Name of each exchange
                                                   on which registered
None
------------------------                           -------------------------
Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)
                              -------------------

Copies of Communications Sent to:

                              Donald F. Mintmire, Esq.
                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204,
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696   Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X       No
                           -----        -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.        [X]

     State issuer's revenues for its most recent fiscal year. $ 0.00

Of the 2,100,000 shares of voting stock of the registrant issued and outstanding as of December 15, 1999, 600,000 shares were originally issued in transactions more than four years ago. Such shares may be sold or otherwise transferred without restriction pursuant to the terms of rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"), unless held by an affiliate or controlling shareholder of the Company. Of these shares, the Company has not identified any shares as being held by affiliates of the Company. The remaining 1,500,000 shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption..

                                     PART I

Item 1.              Description of Business

Business Development

         Shoe Krazy, Inc. (the "Company") was organized on October 17, 1994, under the laws of the State of Florida, having the stated purpose of engaging in any lawful activities. The Company was formed with the contemplated purpose to engage in investment and business development operations related to the sale of shoes and other foot products. The primary area of sales was to be in Florida, but was never brought to the development stage. After development of a business plan and efforts to develop the business failed all efforts were abandoned in 1995.

         The Company never engaged in an active trade or business throughout the period from 1995, until just recently. On November 23, 1998, all of the issued and outstanding shares of the common stock of the Company were acquired from its then sole shareholder. The total of 600,000 shares was distributed 24,000 shares to each of twenty-five (25) shareholders. In addition, the Company received gross proceeds in the amount of $50,000 from the sale of a total of 1,000,000 shares of common stock, $.0001 par value per share (the "Common Stock") to the same twenty-five (25) shareholders, in an offering conducted pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rules 505 and 506 of Regulation D promulgated thereunder. This offering was made in the State of Georgia and the State of Florida. The Company undertook the offering of shares of Common Stock on December 1, 1998.

         The Company then began to consider and investigate potential business opportunities. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having limited assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

         On December 1, 1998, the Company also determined it should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

         Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years, or in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

         The Company intends to make application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board (See "Market for Common Equity and Other Shareholder Matters").

         The Company's principal executive offices are located at 222 Lakeview Avenue, Suite 160, West Palm Beach, FL 33401 and its telephone number is (561) 832-5705.

Business of Issuer

         The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

         Management   plans  to   investigate,   research   and,  if  justified,
potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

         The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, member of the financial community and others who may present management with unsolicited proposals. Because of the Company's limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged nor entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

         The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

         Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

         In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

         Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

         Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

         Because of the Company's current status and recent inactive status for the prior three (3) years, and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

         Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be limited to persons exempt under the Commissions's Regulation D or other rule, or provision for exemption, if any applies. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition. Although not presently anticipated by management, there is a remote possibility that the Company might sell its securities to its management or affiliates.

         In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of the Company would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

         Management does not contemplate that the Company would acquire or merge with a business entity in which any affiliates of the Company have an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. None of the Company's manager's, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Rights of Shareholders

         It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose, wherein all shareholder's would be entitled to vote in person or by proxy. In the notice of such shareholder's meeting and proxy statement, the Company will provide shareholders complete disclosure documentation concerning a potential acquisition of merger candidate, including financial information about the target and all material terms of the acquisition or merger transaction.

Competition

         Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's limited funds, it may be difficult to successfully compete with these other companies.

Employees

         As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.


Industry Segments

         No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to part F/S of this Form 10-KSB for a report of the Company's operating history for the past two fiscal years.

Item 2.   Description of Property

         The Company is currently using as its principal place of business offices located in West Palm Beach, Florida. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Item 3.              Legal Proceedings

         The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened. The Company was inactive from 1995 through the date of this Form 10-KSB.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders, through solicitation of proxies or otherwise, during the 1999 fiscal year ended September 30, 1999, covered by this report.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     No shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company intends to make application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotation for the Company's shares to be published by such service.

     The Company is not aware of any existing trading market for its common stock. The Company's common stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

     When the Company's common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of December 14, 1999, there were twenty-six (26) holders of record of the Company's common stock.

     As of the date hereof, the Company has issued and outstanding 2,100,000 shares of common stock. Of this total, 600,000 shares were originally issued in transactions more than four years ago. Such shares may be sold or otherwise transferred without restriction pursuant to the terms of rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"), unless held by an affiliate or controlling shareholder of the Company. Of these shares, the Company has not identified any shares as being held by affiliates of the Company. The remaining 1,500,000 shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption..

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Public Quotation of  Stock

     The Company has not of this date obtained the services of a market maker for the Company's securities

Transfer Agent

     The Company acts as its own transfer agent and will continue in this capacity until it submits its application to trade on the Nasdaq Bulletin Board.

         No matter covered by this report was submitted during the last fiscal year end to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

Item 6.   Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1995. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder and a consultant of the Company, specifically Rodney Delaney Ford and Mark A. Mintmire (see Item 4, Security Ownership of Certain Beneficial Owners and ManagementRodney Delaney Ford is the controlling shareholder). The payments are not a loan to the Company and will not be repaid to the two contributors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Mr. Ford has agreed to pay future costs associated with filing reports under the 34 Act until a merger candidate is located, if the Company is unable to do so partially in exchange for common stock of the Company valued at $12,500.00. There is no cap or ceiling on the expenses Mr. Ford has agreed to pay except as stated.

         Only nominal capital will be required to maintain the corporate viability of the company and any needed funds will be provided by existing shareholders until a merger candidate is acquired. Management is convinced that it will be able to operate in this manner during the next twelve months or longer. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its executives, Mr. Ford and Mr. Mintmire have been primarily engaged in organizational and promotional activities on behalf of the Company. As a result, from inception (December 1, 1998) through September 30, 1999, the Company had $0.00 revenue. Total Company operations and operating expenses as of September 30, 1999 were $62,257.00.

Financial Condition, Capital Resources and Liquidity

         At September 30, 1999, the Company had assets totaling $243.00 and an accumulated deficit of ($63,257.00) attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $50,000.00 in cash contributed as consideration for the issuance of shares of Common Stock.

Net Operating Losses

         The Company has net operating loss carry-forwards of $62,257.00 expiring in 2014. The company has a $12,000.00 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

         Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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


Item 7.   Financial Statements and Supplementary Data

         The Company's financial statements has been examined to the extent indicated in their reports by Dorra, Shaw, & Dugan, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, starting on Page F-1 hereof, in response to this Form 10-KSB.



SHOE KRAZY, INC.

TABLE OF CONTENTS

Independent Auditors' Report                                F-1

Balance Sheet                                               F-2

Statement of Operations and Accumulated Deficit             F-3

Statement of Cash Flows                                     F-4

Notes to Financial Statements                               F-5

                               Dorra Shaw & Dugan
                          Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Shoe Krazy, Inc.
Palm Beach, Florida

We have audited the accompanying balance sheet of Shoe Krazy, Inc. (a Florida corporation) and (a development stage company) as of September 30, 1999, and the related statements of operations, accumulated deficit and cash flows for the period December 1, 1998 (date of inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoe Krazy, Inc. as of September 30, 1999 and the results of its operations and its cash flows for the period from December 1, 1998 (date of inception) to September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dora Dugan & Shaw
------------------------------
Certified Public Accountants

December 17, 1999

                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com
                                       F-1


SHOE KRAZY, INC.
( A Development Stage Company)

BALANCE SHEET



September 30,                                                    1999
--------------------------------------------------               ---------------
ASSETS

Current Assets:
                                              Cash                $         243
---- ---------------------------------------------               ---------------

TOTAL CURRENT ASSETS                                                        243
--------------------------------------------------               ---------------

                                                                  $         243
---- ---------------------------------------------               ---------------

LIABILITIES

Current Liabilities:
                                  Accrued expenses                $           -
---- ---------------------------------------------               ---------------

TOTAL CURRENT LIABILITIES                                                     -
--------------------------------------------------               ---------------

                                                                              -
---- ---------------------------------------------               ---------------

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 share authorized
          2,100,000 shares issued and outstanding                           210
 Preferred stock - No par value - 10,000,000 shares authorized
                  No shares issued or outstanding                             -
                       Additional paid-in-capital                        63,290
                              Accumulated deficit                       (63,257)
-------------------------------------------------------------    ---------------

TOTAL STOCKHOLDERS' EQUITY                                                  243
-------------------------------------------------------------    ---------------

                                                                  $         243
---- --------------------------------------------------------    ---------------


     The accompanying notes are an integral part of the financial statements
                                       F-2


SHOE KRAZY, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT



For the period December 1,1998 (date of inception) to September  30, 1999
-------------------------------------------------------------------- -----------
Revenues                                                             $        -
-------------------------------------------------------------------- -----------

Operating expenses:
                            Professional fees        60,400
                           Taxes and licenses         1,350
                                       Office           402
                                 Bank charges           105              62,257
--- ---------------------------------------------------------------- -----------

Loss before income taxes                                                (62,257)
Income  taxes                                                                 -
-------------------------------------------------------------------- -----------

Net loss                                                                (62,257)

Accumulated deficit - December 1, 1998                                   (1,000)
-------------------------------------------------------------------- -----------

Accumulated deficit - September 30, 1999                             $  (63,257)
-------------------------------------------------------------------- -----------

Net loss per share                                                   $    (0.03)
-------------------------------------------------------------------- -----------



     The accompanying notes are an integral part of the financial statements
                                       F-3

SHOE KRAZY, INC.
(A Development Stage Company)

Statement of Cash Flows



For the period December 1, 1998 (date of inception) to September 30, 1999
-------------------------------------------------------------------- -----------

Operating Activities:
        Net loss                                                     $  (62,257)
                 Adjustments to reconcile net loss to net cash
                                 used by operating activities:
                                                  Increase in:
                         Issuance of common stock for services           12,500
---- --- --- --- --------------------------------------------------- -----------

Net cash used by operating activities                                   (49,757)
-------------------------------------------------------------------- -----------

Financing activities:
                                        Issuance of Common Stock         50,000
---- --------------------------------------------------------------- -----------

Net cash provided by financing activities                                50,000
-------------------------------------------------------------------- -----------

Net increase in cash                                                        243
-------------------------------------------------------------------- -----------

Cash - September 30, 1999                                            $      243
-------------------------------------------------------------------- -----------





     The accompanying notes are an integral part of the financial statements
                                       F-4

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

The Company has a new business plan, which was adopted on or about December 1, 1998, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan. The Company is actively pursuing a merger partner at the present time.

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

At September 30, 1999, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 2,100,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding.


Note C - Income Taxes:

The Company has a net operating loss carry forward of $62,257 that may be offset against future taxable income. If not used, the carry forward will expire in 2014.

The amount recorded as deferred tax assets, cumulative as of September 30, 1999 is $12,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $12,000, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through September 30, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Currently management is committed to obtain additional capital.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

         The  directors  and  executive   officers  of  the  Company  and  their
respective ages are as follows:

Name                      Age       Position
--------------------     -----      -----------------------------------
Rodney Delaney Ford       28        President, Secretary and Treasurer, Director

Mark A. Mintmire          28        Director

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company does not currently have plans to, is not obligated to, and has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

         No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

         The business experience of each of the persons listed above during the past five years is as follows:

         Rodney Delaney Ford has been President, Secretary, Treasurer and a director of the Company since November 28, 1998. For the time period from April 1997 to the present Mr. Ford has been employed by the Atlanta Public Schools, Atlanta, Georgia as a Graduate Research Assistant, interacting with the public, vendors, school faculty and staff to provide assistance. For the time period from March 1995 to April 1997 Mr. Ford was employed by Pathway Agency, Atlanta, Georgia as a case manager, handling cases with families suffering from alcohol and drug addiction. For the time period from August 1993 to February 1995 Mr. Ford was employed by Gasaway Home Repair, Marietta, Georgia, performing general carpentry work. Mr. Ford is also currently studying for his Masters Degree of Arts in Political Science at Georgia State University in Atlanta and performing part-time consulting work for various business entities in Atlanta.

         Mark A. Mintmire has been a director of the Company since November 28, 1998. For the time period from October 1997 to November 1998 Mr. Mintmire served as a consultant/analyst for Modern Computer Systems, Inc., an OTC:BB company developing computer designed products. For the time period from September 1996 to the present Mr. Mintmire has served as a financial consultant to GC International, Inc., a restaurant company based in Atlanta, Georgia. For the time period from April 1992 to August 1998 Mr. Mintmire was the Owner/Manager of The Highlander, a restaurant located in Atlanta, Georgia. Mr. Mintmire is a 1997 graduate of Georgia State University, Atlanta, Georgia (B.A. Finance) and in 1998 received his MBA degree in Finance from the same University. Mr. Mintmire has also served as a financial consultant for other private and public companies.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr.Ford and Mr. Mintmire comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 10.    Executive Compensation

         The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended 1997 and 1998, nor at any time during 1999. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best knowledge of the Company as of December 15, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name of Address of           Amount and Nature of
Beneficial Owner             Beneficial Ownership     Percent of Class
-------------------------    ---------------------    ----------------
Rodney Delaney Ford                500,000                 23.8%
1440 Druid Valley Way
Atlanta, GA 33024

Mark A. Mintmire                      -0-                   -0-
1506 Briarhill Lane, N.E.
Atlanta, GA 30324

All Executive Officers and
Directors as a Group
(one person)                       500,000                 23.8%
-------------

Item 12.   Certain Relationships and Related Transactions

         On December 1, 1998, the Company issued and sold 500,000 shares of the Common Stock to Mr. Ford, the President, Secretary and Treasurer of the Company and record and beneficial owner of approximately 23.8% of the Company's outstanding Common Stock, in consideration and exchange therefore for services valued at $12,500 in connection with the organization and continuing operations of the Company associated with filing reports under the 34 Act until a merger candidate is located if the Company is unable to do so. (See Item 2. Managements' Discussion and Analysis or Plan of Operation).

         During the Company's last two fiscal years, there have not been any other transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

Item 13.  Exhibits and Reports on Form 8-K.

a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.  Description
-----------  -----------------------------------------------
Item 1.      Index to Exhibits

3.(i).1      Articles of Incorporation (filed with original 10SB).
3.(i).2      Amendments to Articles of Incorporation (filed with original 10SB).
3(ii).1      By-laws (filed with original 10SB).

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                SHOE KRAZY, INC.
                                (Registrant)


Date: December 27, 1999         BY:   /s/ RODNEY D.  FORD
                                --------------------------------
                                Rodney D. Ford, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                   Signature                        Title

December 27, 1999      BY: /s/ RODNEY D.  FORD          President, Secretary
                           ----------------------       Treasurer, Director
                           Rodney D. Ford



December 27, 1999      BY: /s/MARK A.  MINTMIRE         Director
                           ---------------------
                           Mark A. Mintmire