Form 10QSB
period 1999-12-31
SHOE KRAZY INC
filed 2000-02-14
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:    December 31, 1999

Commission file no.:    0-25657


                                Shoe Krazy, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Florida                                            65-0877741
------------------------------------                    -----------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                             Identification No.)

222 Lakeview Avenue, Suite 160
West Palm Beach, FL                                               33401
------------------------------------------              -----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (561) 832-5705

Securities to be registered under Section 12(b) of the Act:

           Title of each class                         Name of each exchange on
                                                            which registered

           None                                                  None
-----------------------------------                -----------------------------

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
                                   Yes  X              No
                                       ----                ----

           As of December 31, 1999, there are 2,100,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.              Financial Statements



                                SHOE KRAZY, INC.

                        INDEX TO THE FINANCIAL STATEMENTS



SHOE KRAZY, INC.

TABLE OF CONTENTS
                                                                  Page

Balance Sheet.....................................................F-1

Statement of Operations and Accumulated Deficit...................F-2

Statement of Cash Flows...........................................F-3

Notes to Financial Statements.....................................F-4

SHOE KRAZY, INC.
( A Development Stage Company)

BALANCE SHEET



December 31,                                                          1999
-------------------------------------------------------------------   ------------------

ASSETS
Current Assets:
     Cash                                                             $             198
-------------------------------------------------------------------   ------------------

TOTAL CURRENT ASSETS                                                  $             198
-------------------------------------------------------------------   ------------------

                                                                      $             198
-------------------------------------------------------------------   ------------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                 $               -
-------------------------------------------------------------------   ------------------

TOTAL CURRENT LIABILITIES                                             $               -
-------------------------------------------------------------------   ------------------

                                                                      $               -
-------------------------------------------------------------------   ------------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 share authorized
           2,100,000 shares issued and outstanding                                  210
     Preferred stock - No par value - 10,000,000 shares authorized
           No shares issued or outstanding                                            -
     Additional paid-in-capital                                                  63,290
     Accumulated deficit                                                        (63,302)
-------------------------------------------------------------------   ------------------

TOTAL STOCKHOLDERS' EQUITY                                                          199
-------------------------------------------------------------------   ------------------

                                                                      $             198
-------------------------------------------------------------------   ------------------





                                       F-1

     The accompanying notes are an integral part of the financial statements

SHOE KRAZY, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT




For the period October 1, 1999 to December 31,              1999
-----------------------------------------------------------------------
Revenues                                                $            -
------------------------------------------------------- ---------------


Operating expenses:

                                      Bank charges  45              45
------------------------------------------------------- ---------------

Loss before income taxes                                           (45)
Income  taxes                                                        -
------------------------------------------------------- ---------------

Net loss                                                           (45)

Accumulated deficit - October 1, 1999                          (13,257)
------------------------------------------------------- ---------------

Accumulated deficit - December 31, 1999                 $      (63,302)
------------------------------------------------------- ---------------

Net loss per share                                      $            -
------------------------------------------------------- ---------------










                                       F-2
     The accompanying notes are an integral part of the financial statements

SHOE KRAZY, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period October 1, 1999 to December 31,   1999
----------------------------------------------- -----------------
Operating Activities:
          Net loss                                   $   (20,700)
---- ------------- ---------------------------- -----------------

Net cash used by operating activities                        (45)
----------------------------------------------- -----------------

Net decrease in cash                                         (45)
----------------------------------------------- -----------------

Cash - October 1, 1999                                       243
----------------------------------------------- -----------------

Cash - December 31, 1999                            $        198
----------------------------------------------- -----------------








                                      F- 3
     The accompanying notes are an integral part of the financial statements

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

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a 30 year end.

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

Interim Financial Statements

The December 31, 1999 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

At December 31, 1999, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 2,100,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding.

Shoe Krazy, Inc.
Notes to Financial Statements


Note C - Income Taxes:
The Company has a net operating loss carry forward of $62,302 that may be offset against future taxable income. If not used, the carry forward will expire in 2019. The amount recorded as deferred tax assets, cumulative as of June 30, 1999 is $12,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $12,000, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Currently management is committed to obtain additional capital.

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

           For the period from October 1, 1999 through December 31, 1999, the Company had no income from operations and operating expenses aggregating $45.

Financial Condition, Capital Resources and Liquidity

           At December 31, 1999, the Company had assets totaling $198 and no liabilities. Mr. Ford is the President, Secretary and Treasurer of the Company and record and beneficial owner of approximately 23.8% of the Company's outstanding Common Stock.

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

Net Operating Losses

           The Company has net operating loss carryforwards of $62,302 which expire in the years 2019. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

           The Company did not experience any material negative impact to its operations as a result of the Year 2000 calendar change. The Company did not experience any material impact to its financial condition as a result of becoming Year 2000 compliant. The Company does not anticipate any material disruption in its operations in the future as a result of the Year 2000 calendar change.


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

           None

Item 3.              Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending December 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.              Other Information

           None

Item 6.              Exhibits and Reports on Form 8-K

     (a)   The exhibits  required to be filed herewith by Item 601 of Regulation
           S-B,  as  described  in  the   following   index  of  exhibits,   are
           incorporated herein by reference, as follows:

Exhibit No.      Description
------------     -------------------------------------------------------
3(i).1           Articles of Incorporation filed October 17, 1994(1)

3(i).2           Articles of Amendment (filed with original 10SB)(1)

3(ii).1          By-laws (1)

27           *   Financial Data Schedule
-----------------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1999.


                                   SIGNATURES
                                   ----------

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Shoe Krazy, Inc.


Date: February 11, 2000                  BY: /s/ RODNEY DELANEY FORD
                                         ---------------------------
                                         Rodney Delaney Ford,
                                         President