Form 10QSB
period 2000-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC /TN/
filed 2000-05-22
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:    March 31, 2000

Commission file no.:    0-25657


                      DIVERSIFIED PRODUCT INSPECTIONS, INC.
                                      f/k/a
                                SHOE KRAZY, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Florida                                           65-0877741
------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                              Identification No.)

3 Main Street
Oakridge, TN                                                   37830
------------------------------------------                  ----------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (423) 482-8480

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

                        Yes  X                  No
                           ----                    ----

            As of March 31,2000, there are 11,116,900 shares of voting stock of the registrant issued and outstanding.

                                     PART I

          Item 1. Financial Statements






                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..........................................F-2

Consolidated Statements of Operations................................F-3

Consolidated Statements of Stockholders' Equity (Deficiency).........F-4

Consolidated Statements of Cash Flows................................F-5

Notes to Consolidated Financial Statements...........................F-6

                      Diversified Product Inspections, Inc.
                           Consolidated Balance Sheets


                                                              December 31,         March 31,
                                                                 1999                 2000
                                                            -------------------- ----------------
                                                                                  (audited)
                        ASSETS

CURRENT ASSETS
   Cash and equivalents                                     $             53,335 $        360,130
   Accounts receivable                                                    69,226           27,329
   Deferred tax assets                                                    22,556           22,556
                                                            -------------------- ----------------
           Total current assets                                          145,117          410,015
                                                            -------------------- ----------------

PROPERTY AND EQUIPMENT
   Equipment                                                              56,639          100,032
   Vehicles                                                               45,886           45,886

         Less accumulated depreciation                                   (32,722)         (41,358)
                                                            -------------------- ----------------

           Net property and equipment                                     69,803          104,560
                                                            -------------------- ----------------

OTHER ASSETS
   Deposit on real property                                                    0          215,000
                                                            -------------------- ----------------
           Total other assets                                                  0          215,000
                                                            -------------------- ----------------

Total Assets                                                $            214,920 $        729,575
                                                            ==================== ================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                                         $             15,935 $         16,270
   Accrued expenses
       Income taxes                                                       11,401           14,779
       Salaries                                                          298,275          319,875
   Current portion of long-term debt                                      10,551           16,836
   Line of credit payable                                                 21,585           17,585
                                                            -------------------- ----------------

          Total current liabilities                                      357,747          385,345
                                                            -------------------- ----------------

LONG-TERM DEBT
   Deferred taxes                                                          5,178            5,178
   Notes payable, net of current portion                                  31,915           59,015
   Loan from shareholder                                                   4,025            4,025
                                                            -------------------- ----------------

          Total long-term debt                                            41,118           68,218
                                                            -------------------- ----------------
Total Liabilities                                                        398,865          453,563
                                                            -------------------- ----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $1.00 and $0.0001 par value,
     authorized 10,000,000 and 50,000,000 shares;
     9,000,000 and 11,116,900 issued and
     outstanding shares                                                9,000,000            1,112
  Additional paid-in capital                                          (8,639,900)         799,801
  Accumulated deficit                                                   (544,045)        (524,901)
                                                            -------------------- ----------------

          Total stockholders' equity (deficiency)                       (183,945)         276,012
                                                            -------------------- ----------------
Total Liabilities and Stockholders' Equity (Deficiency)     $            214,920 $        729,575
                                                            ==================== ================




     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (unaudited)



                                                                  1999                 2000
                                                           ------------------   ------------------

REVENUES                                                   $          154,395   $          289,444
                                                           ------------------   ------------------

OPERATING EXPENSES
    Compensation:
        Officers                                                       45,000               45,000
        Others                                                         40,806               74,557
    Depreciation                                                        3,689                6,712
    General and administrative                                         44,339              139,036
                                                           ------------------   ------------------

          Total operating expenses                                    133,834              265,305
                                                           ------------------   ------------------

 Operating Income                                                      20,561               24,139
                                                           ------------------   ------------------

OTHER INCOME (EXPENSE):
    Interest expense                                                     (653)              (1,616)
                                                           ------------------   ------------------

          Total other income (expense)                                   (653)              (1,616)
                                                           ------------------   ------------------

Net loss before income tax                                             19,908               22,523

    Income tax expense                                                  2,986                3,378
                                                           ------------------   ------------------

Net income                                                 $           16,922   $           19,145
                                                           ==================   ==================

Net loss per common share                                  $         0.002      $           0.002
                                                           ==================   ==================
Weighted average number of common shares outstanding                9,000,000           11,116,900
                                                           ==================   ==================










     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)





                                                                                                                Total
                                                                            Additional                     Stockholders'
                                           Number of         Common          Paid-in                           Equity
                                             Shares          Stock           Capital          Deficit       (Deficiency)
                                        ----------------  --------------- ----------------- ------------- ---------------

BEGINNING BALANCE,
December 31, 1998                              9,000,000  $     9,000,000 $      (8,639,900)$    (530,576)$      (170,476)

Year ended December 31, 1999:
   Net loss                                            0                0                 0       (13,469)        (13,469)
                                        ----------------  --------------- ----------------- ------------- ---------------

BALANCE, December 31, 1999                     9,000,000        9,000,000        (8,639,900)     (544,045)       (183,945)

Three months ended March 31, 2000:
----------------------------------
(unaudited)
   Shares issued for cash                        241,900          241,900           198,760             0         440,660
   Reverse merger                              1,875,000       (9,240,788)        9,240,941             0             153
   Net income                                          0                0                 0        19,144          19,144
                                        ----------------  --------------- ----------------- ------------- ---------------

BALANCE, March 31, 2000 (unaudited)           11,116,900  $         1,112 $         799,801 $    (524,901)$       276,012
                                        ================  =============== ================= ============= ===============











     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (unaudited)


                                                                           1999                   2000
                                                                       -------------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $            16,922      $          19,144
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation                                                                    3,689                  6,712
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                    (15,553)                41,897
     Increase (decrease) in accounts payable                                        (2,076)                   335
     Increase (decrease) accrued salaries                                           39,990                 21,600
                                                                       -------------------      -----------------

Net cash  provided (used) by operating activities                                   42,972                 89,688
                                                                       -------------------      -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                            (37,886)               (42,241)
     Deposit on real property                                                            0               (215,000)
                                                                       -------------------      -----------------

Net cash provided (used) by investing activities                                   (37,886)              (257,241)
                                                                       -------------------      -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                0                      0
     Shareholder advance repayments                                                (13,500)                     0
     Common stock sold for cash, net                                                     0                440,660
     Proceeds of  long-term debt                                                    32,272                 42,241
     Debt payments                                                                  (1,138)                (8,706)
                                                                       -------------------      -----------------

Net cash provided by financing activities                                           17,634                474,195
                                                                       -------------------      -----------------

Net increase (decrease) in cash and equivalents                                     22,720                306,642

CASH and equivalents, beginning of period                                           20,700                 53,335
                                                                       -------------------      -----------------

CASH and equivalents, end of period                                    $            43,420      $         359,977
                                                                       ===================      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash                                                  $              653       $           1,616
                                                                       ===================      =================




     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
      The Company Diversified Product Inspections, Inc., (the "Company"), is a Florida chartered corporation which conducts business from its offices in Oak Ridge, Tennessee. The Company was incorporated on September 30, 1991. The Company is engaged primarily in the inspection and investigation of product liability claims. All investigators are licensed in the state where they practice.

            The  following   summarize  the  more  significant   accounting  and
reporting policies and practices of the Company:

            a) Use of estimates In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

            b) Net income (loss) per common share Basic net income (loss) per weighted average common share is computed by dividing the net income
            (loss) by the weighted average number of common shares outstanding during the period.

            c) Property and equipment All property and equipment is recorded at cost and depreciated over their estimated useful lives, generally 3, 5 or 7 years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $3,689 and $6,712 for the three months ended March 31, 1999 and 2000, respectively.

            d) Cash and equivalents The Company considers investments with an initial maturity of three months or less as cash equivalents.

            e) Principles of consolidated The consolidated financial statements include the accounts of Diversified Product Inspections, Inc. and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated.

            f) Significant acquisition In March 2000, Shoe Krazy, Inc. issued 9,241,900 shares of common stock to acquire all the issued and outstanding shares of the common stock of Diversified Product Inspections, Inc., a Florida corporation, in a reverse merger, which was accounted for as a reorganization of Diversified Product Inspections, Inc.

            g) Interim financial information The financial statements for the three months ended March 31, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year's results.

(2) Stockholders' Equity The Company has authorized 10,000,000 shares of $1.00 par value common stock. The Company has 9,000,000 and 11,116,900 shares of common stock issued and outstanding at December 31, 1999 and March 31, 2000.

                      Diversified Product Inspections, Inc.
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity (Continued) In September 1991, the Company issued 9,000,000 shares to its founder for cash of $100. Through September 1996, the three principal officers and founders of the Company contributed their services to the Company, in the amount of $24,000 each per year, totaling $72,000 per year and $360,000 for the five years. The Company recorded contributed capital and expense for each of those years.

            In January and February 2000, the Company sold 241,900 shares of the Company's common stock for $440,660 cash, net of offering costs, under a Regulation D Rule 504 private placement. This offering was completed through a registered broker/dealer.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had a net deferred income tax asset of $22,556 and net deferred income tax liability of $5,178 at December 31, 1999 and March 31, 2000. The deferred tax asset is composed of accruals not currently deductible, and the deferred tax liability is composed of the net difference between book and tax depreciation.

(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss totaling $13,500 for the year ended December 31, 1999, net income of $19,000 for the three months ended March 31, 2000, and reflects stockholders' equity of approximately $276,000 as of March 31, 2000. The Company has entered into a conditional contract to purchase certain real estate at a price of $1,800,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Long-Term Debt The Company is committed to two auto loans with remaining balances of $4,700 and $27,000 at March 31, 2000. The Company makes monthly loan payments of $200 and $600 on those loans.

(6) Commitments The Company leased two facilities in Florida and North Carolina. In addition, the Company leases warehouse storage space in Florida and Tennessee. The Florida office lease is a month-to-month lease at $920 per month. The Company is responsible for insuring the premises. The North Carolina office lease was $900 per month and expired May 1, 2000. The lease is now on a month-to-month basis. The warehouse storage lease is also month to month, and the storage facility bills the Company monthly for space utilized.

            The Company is obligated under three capitalized equipment leases with remaining balances of $9,200, $4,600 and $35,600 at March 31, 2000. Under those leases, the Company is obligated to payments totaling $10,000, $16,000 and $22,400 for the twelve months ending March 31, 2001, 2002 and 2003, respectively, and none thereafter.

            In February, the Company entered into a lease on a building in Tennessee comprised with a floor area of approximately 30,000 square feet. The lease expires December 20, 2000 and the fixed minimum rent is $30,000 per month (based on $12.00 per square foot per annum). The lessee has also entered into an agreement to purchase the facility. Lessee and lessor agree that portions of the fixed minimum payments shall be applied to the purchase price under the agreement of sale that follows.

                      Diversified Product Inspections, Inc.
                   Notes to Consolidated Financial Statements


(6) Commitments (Continued): If the closing and the settlement date is set for any date within the specified periods:

          (a)  December 20, 1999 and March 31, 2000, then 100%, or
          (b)  April 1, 2000 and June 30, 2000, then 85%, or
          (c)  July 1, 2000 and September 3, 2000, then 75%, or
          (d) October 1, 2000 and December 31, 2000, then 50% of all fixed minimum rent payments paid prior to closing shall be applied toward the purchase price.


            The Company is responsible for taxes, maintenance and insurance of the premises under the terms of the lease.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

            Diversified Products Inspections, Inc., f/k/a/ Shoe Krazy, Inc., a Florida corporation, (the "Company") was initially a development stage company with limited assets or capital, and with no operations or income since approximately 1994. However, in March 2000, the Company was able to facilitate an acquisition of an operating business. [See: Part II. Item 6. Exhibits and Reports on Form 8-K - Exhibit No. 2.1]

            On March 13, 2000, Shoe Krazy, Inc., (the "Company"), a Florida corporation, and Diversified Product Inspections, Inc.,("DPI"), a Florida corporation, and the individual holders of 100%(One Hundred Percent) of the outstanding capital stock of DPI (the "Holders") consummated a re-organization(the "Reorganization") pursuant to a certain Agreement and Plan of Reorganization ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company 100% of the issued and outstanding shares of common stock of DPI in exchange for 10,875,000 plus additional shares to be issued in connection with financing. Such shares for financing totaled 241,900 making total issued and outstanding shares 11,116,900 of the Company after completion of the reorganization. Upon closing, DPI became a subsidiary of the Company. The acquisition is being accounted for as a reorganization of the Company which subsequently changed its name to Diversified Product Inspections, Inc.

            Simultaneously with the closing of the Reorganization, the then officer and director of the Company tendered his resignation in accordance with the terms of the Agreement. John Van Zyll, Ann M. Furlong, Marvin Stacy, Scott Tracy and David Dowell were elected to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed John Van Zyll as Chairman of the Board, President and Chief Executive Officer; Ann M. Furlong as Chief Financial Officer, Secretary and Treasurer; and Marvin Stacy as Chief Operating Officer of the Company.

Plan of Operation

            Over the next twelve months the Company will focus its efforts on marketing its newly acquired primary business, Subrogation Recovery. This business entails the determination of the "Origin and Cause" of property damages and the identification of the defective product which caused such loss. The Company's proprietary Origin and Cause data on over 300,000 products enables it to quickly identify a manufacturer of a defective product which it can sell to market participants in the Insurance Industry at cost-effective levels.

            The Company changed its fiscal year end to December 31 to conform with the fiscal year end for its subsidiary.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

Financial Condition, Capital Resources and Liquidity

            At March 31, 2000, the Company had assets totaling $730,000 and $454,000 in liabilities. The Company has $25,000 in working capital on hand as of March 31, 2000. A discussion of the
Company's financial condition, capital resources and liquidity as of March 31, 1999 would not be material due to its developmental stage status and recent reorganization.

            It is the Company's intention to raise up to $5,000,000 in cash through the sale of additional equity capital pursuant to a Regulation D, 506 Private Placement Offering, however, the can be no assurance that they will be successful in their efforts. The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital.

Net Operating Losses

            The Company has net operating loss carryforwards of $525,000 through the year 2020. Until the Company's current annual operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

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

Item 2.                 Changes in Securities and Use of Proceeds

            In January and February 2000, the Company sold 241,900 shares of the Company's common stock for $440,660 cash, net of offering costs, under a Regulation D Rule 504 private placement. This offering was completed through a registered broker/dealer.

            On March 13, 2000, the Company's security holders approved the issuance of 9,241,900 shares of common stock to acquire all the issued and outstanding shares of the common stock of Diversified Product Inspections, Inc., a Florida corporation, in a reverse merger. [See: Part II. Item 4. Submission of Matters to a Vote of Security Holders]

            In February, the Company entered into a lease on a building in Tennessee comprised of a floor area of approximately 30,000 square feet. The lease expires December 20, 2000 and the fixed minimum rent is $30,000 per month (based on $12.00 per square foot per annum). The lessee has also entered into an agreement to purchase the facility. Lessee and lessor agree that portions of the fixed minimum payments shall be applied to the purchase price under the agreement of sale that follows. If the closing and the settlement date is set for any date within the specified periods:

          (a)  December 20, 1999 and March 31, 2000, then 100%, or
          (b)  April 1, 2000 and June 30, 2000, then 85%, or
          (c)  July 1, 2000 and September 3, 2000, then 75%, or
          (d) October 1, 2000 and December 31, 2000, then 50% of all fixed minimum rent payments paid prior to closing shall be applied toward the purchase price.

Item 3.                 Defaults in Senior Securities

            None

Item 4.                 Submission of Matters to a Vote of Security Holders.

            On March 13, 2000, the Company's security holders approved the issuance of 9,241,900 shares of common stock to acquire all the issued and outstanding shares of the common stock of Diversified Product Inspections, Inc., a Florida corporation, in a reverse merger. [See: Part II. Item 6. Exhibits and Reports on Form 8-K - Exhibit No. 2.1]

            On May 19, 2000, the Company's security holders approved the Amendment to its Articles changing the Company name to Diversified Product Inspections, Inc., from Shoe Krazy, Inc. filed May 19, 2000.

            On May 19, 2000, the Company's security holders approved the Amendment to the Articles of its newly acquired subsidiary changing the subsidiary's name to Diversified Product Investigations, Inc., from Diversified Products Inspections, Inc.


Item 5.                 Other Information

            None

Item 6.                 Exhibits and Reports on Form 8-K

     (a)    The exhibits required to be filed herewith by Item 601 of Regulation
            S-B,  as  described  in  the  following   index  of  exhibits,   are
            incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       -------------------------------------------------------
3(i).1            Articles of Incorporation filed October 17, 1994(1)

3(i).2            Articles of Amendment (filed with original 10SB)(1)

3(i).3       *    Articles of Amendment changing the Company name to Diversified
                  Product Inspections, Inc., from Shoe Krazy, Inc. filed May 19, 2000.

3(i).4       *    Articles of Amendment changing the Company's newly acquired subsidiary's name to Diversified Product Investigations, Inc., from
                  Diversified Product Inspections, Inc. filed May 19, 2000.

3(ii).1           By-laws (1)

10.1              Conditional Lease/Purchase Agreement(2)

27           *    Financial Data Schedule

---------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10- SB.
(2) To be provided upon delivery in final written form pursuant to an amendment to this 10 QSB.
*    Filed herewith

     (b) See Form 8-K filed during the quarter ended March 31,2000 and attached hereto as Exhibit No. 2.1.

                                   SIGNATURES
                                   ----------

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Shoe Krazy, Inc.


Date: May 22, 2000           BY:   /s/ John Van Zyll
                                   ---------------------------
                                   John Van Zyll,
                                   President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date              Signature                            Title

 May 22, 2000     BY:   /s/ John Van Zyll
                    ---------------------------
                      John Van Zyll                    President