Form 10QSB/A
period 2000-03-31
DIVERSIFIED PRODUCT INSPECTIONS INC /TN/
filed 2000-05-26
CIK 1075445

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


(7)  Accrued Salaries

     Top level management, which consists of three officers, has not taken its full salaries of $50,000 in 1999and $60,000 in 2000 per annum per person over the last three and two-quarter years (October 1996 - March 2000). The Company is planning on setting this liability by cash, stock or a combination thereof, as soon as it becomes financially feasible. During the 1st Quarters ended March 31, 2000 and 1999 the Company accrued salaries for these officers in the amount of $21,600 and $39,990, respectively. Consequently, total accrued salaries consist of $319,875 at March 31, 2000.

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