Form 10QSB
period 2000-06-30
DIVERSIFIED PRODUCT INSPECTIONS INC /TN/
filed 2000-08-15
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:    June 30, 2000

Commission file no.:    0-25657


                      DIVERSIFIED PRODUCT INSPECTIONS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Florida                                           65-0877741
------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                              Identification No.)

3 Main Street
Oakridge, TN                                                   37830
------------------------------------------                  ----------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (865) 482-8480

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

                            Yes  X            No
                                ----              ----

         As of June 30, 2000, there are 11,116,900 shares of voting stock of the registrant issued and outstanding.








                                     PART I

Item 1. Financial Statements






                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets.............................................F-2

Consolidated Statements of Operations...................................F-3

Consolidated Statements of Stockholders' Equity (Deficiency)............F-4

Consolidated Statements of Cash Flows...................................F-5

Notes to Consolidated Financial Statements..............................F-6

                      Diversified Product Inspections, Inc.
                           Consolidated Balance Sheets


                                                                    December 31,          June 30,
                                                                        1999                2000
                                                                 ------------------- -------------------
                                                                                         (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash and equivalents                                          $            53,335 $            23,624
   Accounts receivable                                                        69,226              79,336
   Deferred tax assets                                                        22,556              69,173
                                                                 ------------------- -------------------
           Total current assets                                              145,117             172,133
                                                                 ------------------- -------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                  56,639             100,032
   Vehicles                                                                   45,886              45,886

         Less accumulated depreciation                                       (32,722)            (48,070)
                                                                 ------------------- -------------------

           Net property and equipment                                         69,803              97,848
                                                                 ------------------- -------------------

OTHER ASSETS
   Other assets                                                                    0               4,400
   Deposit on real property                                                        0             247,125
                                                                 ------------------- -------------------
           Total other assets                                                      0             251,525
                                                                 ------------------- -------------------

Total Assets                                                     $           214,920 $           521,506
                                                                 =================== ===================

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                              $            15,935 $            17,194
   Accrued expenses
       Income taxes                                                           11,401              14,779
       Salaries                                                              298,275             393,002
   Current portion of long-term debt                                          10,551              19,025
   Line of credit payable                                                     21,585              16,809
                                                                 ------------------- -------------------

          Total current liabilities                                          357,747             460,809
                                                                 ------------------- -------------------

LONG-TERM DEBT
   Deferred taxes                                                              5,178               5,178
   Notes payable, net of current portion                                      31,915              58,786
   Loan from shareholder                                                       4,025               4,025
                                                                 ------------------- -------------------

          Total long-term debt                                                41,118              67,989
                                                                 ------------------- -------------------
Total Liabilities                                                            398,865             528,798
                                                                 ------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common  stock, $1.00 and $0.0001 par value, authorized
     10,000,000  and 50,000,000 shares; 9,000,000 and
     11,116,900 issued and outstanding shares                              9,000,000               1,112
  Additional paid-in capital                                              (8,639,900)            799,801
  Accumulated deficit                                                       (544,045)           (808,205)
                                                                 ------------------- -------------------

          Total stockholders' equity (deficiency)                           (183,945)             (7,292)
                                                                 ------------------- -------------------
Total Liabilities and Stockholders' Equity (Deficiency)          $           214,920 $           521,506
                                                                 =================== ===================


     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                      Consolidated Statements of Operations
                            Six Months Ended June 30,
                                   (unaudited)



                                                                                 1999                  2000
                                                                         --------------------  ---------------------
REVENUES                                                                 $            295,075  $             478,597
                                                                         --------------------  ---------------------

OPERATING EXPENSES
    Compensation:
        Officers                                                                       90,000                 90,000
        Others                                                                         65,180                185,878
    Depreciation                                                                        7,378                 13,424
    General and administrative                                                        262,745                494,631
                                                                         --------------------  ---------------------

          Total operating expenses                                                    425,303                783,933
                                                                         --------------------  ---------------------

 Operating Income (Loss)                                                             (130,228)              (305,336)
                                                                         --------------------  ---------------------

OTHER INCOME (EXPENSE):
    Interest expense                                                                   (1,523)                (5,441)
                                                                         --------------------  ---------------------

          Total other income (expense)                                                 (1,523)                (5,441)
                                                                         --------------------  ---------------------

Net loss before income tax                                                           (131,751)              (310,777)

    Income tax expense                                                                      0                (46,617)
                                                                         --------------------  ---------------------

Net income                                                               $           (131,751) $            (264,160)
                                                                         ====================  =====================

Net loss per common share                                                $              (0.02) $               (0.02)
                                                                         ====================  =====================
Weighted average number of common shares outstanding                                9,000,000             11,116,900
                                                                         ====================  =====================









     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                                        Total
                                                                         Additional                 Stockholders'
                                            Number of       Common        Paid-in                       Equity
                                              Shares        Stock         Capital       Deficit      (Deficiency)
                                           ------------ -------------- -------------- ------------ ----------------
BEGINNING BALANCE,
December 31, 1998                             9,000,000 $    9,000,000 $   (8,639,900)$   (530,576)$       (170,476)

Year ended December 31, 1999:
   Net loss                                           0              0              0      (13,469)         (13,469)
                                           ------------ -------------- -------------- ------------ ----------------

BALANCE, December 31, 1999                    9,000,000      9,000,000     (8,639,900)    (544,045)        (183,945)

Six months ended June 30, 2000:
-------------------------------
(unaudited)
   Shares issued for cash                       241,900        241,900        198,760            0          440,660
   Reverse merger                             1,875,000     (9,240,788)     9,240,941            0              153
   Net income (loss)                                  0              0              0     (264,160)        (264,160)
                                           ------------ -------------- -------------- ------------ ----------------

BALANCE, June 30, 2000 (unaudited)           11,116,900 $        1,112 $      799,801 $   (808,205)$         (7,292)
                                           ============ ============== ============== ============ ================











     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (unaudited)


                                                                                     1999                  2000
                                                                              ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $         (131,751)   $          (264,160)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                          7,378                 13,424
     Income tax expense                                                                        0                (46,617)
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                           64,798                (10,110)
     Increase (decrease) in accounts payable                                              44,562                  1,259
     Accrued income taxes                                                                      0                  3,378
     Increase (decrease) accrued salaries                                                 42,150                 94,727
                                                                              ------------------    -------------------

Net cash  provided (used) by operating activities                                         27,137               (208,099)
                                                                              ------------------    -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (37,886)               (43,393)
     Other assets                                                                              0                 (4,400)
     Deposit on real property                                                                  0               (247,125)
                                                                              ------------------    -------------------

Net cash provided (used) by investing activities                                         (37,886)              (294,918)
                                                                              ------------------    -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                      0                      0
     Shareholder advance repayments                                                      (13,500)                     0
     Common stock sold for cash, net                                                           0                440,660
     Proceeds of  long-term debt                                                          32,272                 42,241
     Debt payments                                                                        (2,308)                (9,595)
                                                                              ------------------    -------------------

Net cash provided by financing activities                                                 16,464                473,306
                                                                              ------------------    -------------------

Net increase (decrease) in cash and equivalents                                            5,715                (29,711)

CASH and equivalents, beginning of period                                                 20,700                 53,335
                                                                              ------------------    -------------------

CASH and equivalents, end of period                                           $           26,415    $            23,624
                                                                              ==================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Interest paid in cash                                                         $            1,523    $             5,441
                                                                              ==================    ===================



     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months ended June 30, 2000 and 1999 is unaudited)


(1) Summary of Significant Accounting Principles
      TheCompany Diversified Product  Inspections,  Inc., (the "Company"),  is a
         Florida chartered corporation which conducts business from its offices in Oak Ridge, Tennessee. The Company was incorporated on September 30, 1991. The Company is engaged primarily in the inspection and investigation of product liability claims. All investigators are licensed in the state where they practice.

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

         c) Property and equipment All property and equipment is recorded at cost and depreciated over their estimated useful lives, generally 3, 5 or 7 years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $7,378 and $13,424 for the six months ended June 30, 1999 and 2000, respectively.

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

         g) Interim financial information The financial statements for the six months ended June 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year's results.

(2) Stockholders' Equity The Company has authorized 10,000,000 shares of $1.00 par value common stock. The Company has 9,000,000 and 11,116,900 shares of common stock issued and outstanding at December 31, 1999 and June 30, 2000.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had a net deferred income tax asset of $22,556 and $69,173 at December 31, 1999 and June 30, 2000. The deferred tax asset is composed of accruals not currently deductible.

(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss totaling $13,500 for the year ended December 31, 1999, net loss of $264,000 for the six months ended June 30, 2000, and reflects stockholders' equity of approximately $276,000 as of March 31, 2000. The Company has entered into a conditional contract to purchase certain real estate at a price of $1,800,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Long-Term Debt The Company is committed to two auto loans with remaining balances of $4,200 and $25,600 at June 30, 2000. The Company makes monthly loan payments of $200 and $600 on those loans.

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

         The Company is obligated under three capitalized equipment leases with remaining balances of $8,500, $4,300 and $34,900 at June 30, 2000. Under those leases, the Company is obligated to payments totaling $10,000, $16,000 and $22,400 for the twelve months ending June 30, 2001, 2002 and 2003, respectively, and none thereafter.

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

                      Diversified Product Inspections, Inc.
                   Notes to Consolidated Financial Statements


(6) Commitments (Continued: If the closing and the settlement date is set for any date within the specified periods:

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

Item 2. Management's Discussion and Analysis or Plan of Operation

General

     Diversified Products Inspections, Inc., f/k/a/ Shoe Krazy, Inc., a Florida corporation, (the "Company") was initially a development stage company with limited assets or capital, with significant initial operations but no operations or income since approximately 1995. However, in March 2000, the Company was able to facilitate an acquisition of an operating business. [See: Part II. Item 6. Exhibits and Reports on Form 8-K - Exhibit No. 2.1]

     On  March  13,  2000,  Shoe  Krazy,   Inc.,  (the  "Company"),   a  Florida
corporation, and Diversified Product Inspections, Inc.,("DPI"), a Florida corporation, and the individual holders of 100%(One Hundred Percent) of the outstanding capital stock of DPI (the "Holders") consummated a re-organization(the "Reorganization") pursuant to a certain Agreement and Plan of Reorganization ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company 100% of the issued and outstanding shares of common stock of DPI in exchange for 10,875,000 plus additional shares to be issued in connection with financing. Such shares for financing totaled 241,900 making total issued and outstanding shares 11,116,900 of the Company after completion of the reorganization. Upon closing, DPI became a subsidiary of the Company. The acquisition is being accounted for as a reorganization of the Company which subsequently changed its name to Diversified Product Inspections, Inc.

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

Plan of Operation

     Over the next twelve months the Company will focus its efforts on marketing its newly acquired primary business, Subrogation Recovery. This business entails the determination of the "Origin and Cause" of property damages and the identification of the defective product which caused such loss. The Company's proprietary Origin and Cause data on over 300,000 products enables it to quickly identify a manufacturer of a defective product which it can sell to market participants in the Insurance Industry at cost-effective levels. [See: Item 5. Other Information. Description of Company]

     The Company changed its fiscal year end to December 31 to conform with the fiscal year end for its subsidiary.

Results of Operations for the Six Months Ended June 30, 2000 and 1999

Financial Condition, Capital Resources and Liquidity

         At June 30, 2000, the Company had assets totaling $521,506 and $528,798 in liabilities. The Company has $23,624 in working capital on hand as of June 30, 2000. A discussion of the Company's financial condition, capital resources and liquidity as of June 30, 1999 would not be material due to its developmental stage status and recent reorganization.

         It is the Company's intention to raise up to $5,000,000 in cash through the sale of additional equity capital pursuant to a Regulation D, 506 Private Placement Offering, however, the can be no assurance that they will be successful in their efforts. The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital.

Net Operating Losses

         The Company has incurred a net operating loss of $264,000 for the six months ended June 30, 2000.

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


Item 5. Other Information

         Description of the Company's Subsidiary

         The Company maintains a web page at: http://www.dpi-inc.com. Diversified Product Inspection, Inc. specializes in conducting investigations and laboratory analysis of a wide variety of products to determine the "cause and origin" of failures. The Company's primary customers are insurance companies that are interested in subrogating claims to recover losses.

         The insurance industry is one of the largest business enterprises in the United States. Insurance claims paid by the industry in 1998 were approximately $150 billion and estimated to be $180 billion in 1999. In 1998, depending upon the insurance company, only 1% to 5% of claims were subrogated. It is estimated that the subrogation potential could be $10-15 billion annually, based on the industry internal goals of 7-10%. DPI's clients have been able to subrogate as high as 68% of submitted claims.

         Diversified Product Inspections, Inc. is the inspiration of entrepreneur John Van Zyll. After many years of experience in home construction, and employment as a Customer Service Manager for several large developers and homebuilders, Mr. Van Zyll recognized the opportunity and need for a service that would help protect consumers and assist them in making informed decisions regarding home or appliance purchases.

         During the course of home investigations, the Company noted a large number of defective products not necessarily related to home construction. Because the home inspection industry is saturated and highly competitive, DPI sought to differentiate itself from its competitors by adding product failure investigations, as an additional service. The Company quickly realized that there was tremendous demand for this type of service by the insurance industry and has since been able /to establish itself as a specialist in this rapidly growing field. DPI has developed a sustainable competitive advantage in this lucrative niche market through the creation of a proprietary database.

         DPI began to accumulate a database of known defective products, and in 1994 began concentrating, almost exclusively, on defective product investigations for the insurance subrogation field. DPI now has a computerized database with key identifiers of over 300,000 products, a library of over 100,000 photos and documentation, plus hundreds of videos. To the Company's knowledge, there is no other company in the US that possesses such an extensive database, or is capable of providing the cost-effective range of services and experience that DPI can offer its clients.

         DPI has enjoyed steady growth in customer base over its nine year history. The Company currently provides investigative services for over 1,900 insurance adjusters in more than 40 states. The Company employs eight state-licensed Private Investigators who are trained and certified as "Cause and Origin" investigators, and six lab technicians. DPI also offers pre-failure evaluations of structures, building materials and appliances.

         Since its formation, DPI has also experienced steady growth in revenues and profits. This growth has been realized without any outside funding and only a limited marketing campaign. The Company also operates a rapidly growing "Small Item Mail-in Program" and "Large Item Ship-In Program" to extend its services throughout the country.

         Until December 1999, the Company was expanding using its own resources. In June 1999, the Company established a satellite office in Salisbury, North Carolina. In August 1999, the Company signed a lease for land and building for a new headquarters and laboratory to be located in Oakridge, TN.

         Customers

        DPI's primary clients are insurance companies:

Allstate Insurance                                Amica Insurance

Appalachian Claim Services                        Bankers Insurance

Bankers Security                                  Bausley & Associates

C.J.W. Associates                                 Claim Solutions Services, Inc.

C.N.A. Insurance                                  C.S.A.A

Crawford and Company                              Curley & Associates

Elliot Claims Service, Inc.                       Farmers Insurance

Fire & Arson Investigation Consultants, Inc.      Fire Service Restoration

Fireman's Fund Insurant                           First Floridian (Travelers)

Florida Farm Bureau                               Frontier Adjusters

Grotefeld & Denenberg, L.L.C.                     Hartford Insurance

Inspire Insurance Solutions                       Kentucky National Insurance

Langham & Associates                              Liberty Mutual

McDonald, Tinker, Skaer                           Morrison, Mahoney & Miller

Nationwide Insurance                              Nationwide Mutual

Northfield Associates                             Post & Schell, P.C.

Professional Public Adjuster, Inc.                Property JUA Services


Prudential Insurance                              Purofirst Midsouth Insurance

Reliance Insurance                                Rebublic Insurance

Residential Warranty                              Rimkus Consulting

Safeco Insurance                                  Schaeffer Engineering

Scottsdale Insurance                              SCS & Associates

Selective Insurance                               Servpro, Inc.

Shepard, Filburn & Goodblatt, PA                  Southern Family Insurance

State Farm Insurance                              T.I.G. Insurance

The Johnson Group                                 Totura & Company

Travelers Insurance                               United Pacific Insurance

USAA Insurance                                    Westfield Companies

Zurich American


Overview

         Insurance claims in the United States are hundreds of millions of dollars every year. A vast majority of these claims are the result of product failures caused by defective products. Until DPI entered this market, depending upon the insurance company, only 1% to 5% of claims were successfully subrogated. Through the use of DPI's proprietary database, the Company is able to investigate the "cause and origin" of losses and provide their clients with information enabling them to cost-effectively subrogate almost 70% of their claims.

         Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, theinsurer receives the policyholder's right to recover from any third party that caused the loss.

         Until recently, Insurance companies have not aggressively pursued subrogation. There are many reasons for this lack of effort in this area.
Liability can be difficult to prove. Product failure investigations can be expensive, especially if conducted by an engineering lab. Proximate cause must be demonstrated through a preponderance of the evidence. The product and its manufacturer must be positively identified. Because of the high cost and other factors, many insurance companies only pursue subrogation claims over a certain amount.

         Competitive Advantage: DPI provides the Insurance Industry with the industry's first cost- effective investigative service. DPI has a staff of professional investigators and laboratory analysts, who are supported by an extensive proprietary product database. DPI's database is unique to the industry and enables DPI to quickly identify the manufacturer of a defective product and offer its investigative services at cost-effective levels. DPI enjoys a clear and sustainable competitive advantage as a result of this proprietary database.

         Proprietary Database: The Company's Proprietary Database contains an extensive listing of product identifiers, and known defects and failures. This computerized database contains key identifiers of over 300,000 products. In addition, DPI possesses a library of over 100,000 photos and documentation, plus hundreds of videos. This database is the result of 9 years of research and is frequently updated. Any competitor entering the field would have to create its own database from scratch, an undertaking of great time and cost.

Products and Services for the Insurance Industry

         The primary business of DPI is the determination of the "Origin and Cause" of property damages and the identification of the defective product that caused the loss. DPI finds itself in a unique position of being a pioneer in what is a growing and increasingly important field - Subrogation Recovery. Demand for these services should grow as the percentage of successfully subrogated claims increases. Currently, the insurance industry's internal goals are to successfully subrogate 7% of claims. Product identification after a failure (especially fire) has been one of the main reasons for the lack of successful subrogation. DPI's laboratory has a 97% success rate in product identification. Insurance companies and adjusters using DPI's service have consistently been able to successfully subrogate in excess of 68% of investigated claims. This is an improvement of 66% over the industry average and at a fraction of the cost of conventional engineering firms. After the deduction of DPI's reasonable fees, these subrogation recoveries are pure profit to the insurance company.

         Defective Product Investigations

         DPI performs professional forensic investigations to identify the products and materials involved in a claim loss and determine the cause of the failure. DPI employs state-licensed Private Investigators who have been certified in "Origin and Cause" analysis. It is the determination of "Origin and Cause" that is the basis for successful subrogation of a claim. The client mails small items to DPI, or investigations can be carried out on site, as in the case of fire and arson investigations. DPI or insurance company personnel recover shippable items from the site. The items are appropriately packaged and shipped to the DPI Laboratory. Crucial to the legal process of subrogation is maintenance of the "chain of evidence." DPI maintains secure facilities and has personnel who are trained in the procedures for properly handling, storing and cataloging of evidence.

Small Item Mail-In Program

         The "Small Item Mail-In Program" is a benchmark result of the great success that DPI has been able to achieve in the state of California. In just one Allstate Insurance Company claims offices near Bakersfield, the client was able to successfully recover over $4 million in subrogated claims. As a result of this overwhelming success, Allstate Insurance Company. has instructed all its adjusters in Northern California to submit all of their defective products to DPI. Items are placed in the pre-addressed, pre-paid Fed-Ex box or envelope and submitted to DPI for identification and analysis. DPI performs this task at their lab and submits a report to the insurance adjuster. The item is retained in secure storage as evidence until the claim is closed.

         The minimum fee for these services is $175.00. Fire damaged items (accounting for 30-40% of the items submitted) incur a minimum additional charge of 1 log hour @ $75.00 per hour. Currently, DPI is receiving approximately 100 items per week at an average of $200 for each item submitted. This has grown from 40 items per week in January. With growth of 15% per month, the Small Item Mail-In Program is projected to produce approximately $3.3 million in revenue in Year 2000 and gross profits of approximately $2.7 million. (These projections include storage revenue for the 8,565 items currently in storage)

Large Item Ship-In Program

         DPI also has a program to handle large items, including refrigerators, air conditioning units, stoves, dishwashers, etc. These larger items are either picked up by DPI, within a range of 150 miles of one of their offices, or shipped directly by the client. Items picked up by DPI are billed for log hours for the driving, handling and laboratory analysis. Items shipped by the client are shipped prepaid and billed for the inspection fee and monthly storage.

         Revenue streams are generated from the log hours billed and from the secure storage of the items until the case is settled. Storage is typically $60 per year per item. The average investigation is $255.00 plus 1 log hour @ $75.00, not including the travel time. DPI is currently receiving 10 items per week under this program. Growth has been averaging 5% increase per month. Revenues for the year 2000 are projected at $217,270 with gross profits projected at $182,400 for the 12 month period.

Satellite Office/Outsource Program

         As part of DPI's future expansion plans, the Company intends to open 4 additional satellite Office/Labs in New York, Texas and North and South California. This will give DPI 6 satellite locations and a main headquarter/laboratory in Oakridge, TN. The company is also training outsource personnel to service any location where the insurance industry needs the service and is capable of generating a minimum of 10 inspection/evidence collections per week. These individuals will be paid on a per investigation basis and be responsible for their own offices and expenses. The Company plans to train 30 outsource personnel during Year 2000.

         The Outsource scenario was used for the financial projections for the Satellite/Outsource program. When the number of inspections per week exceed 80 per week, it may be more profitable to operate an Office/Lab. The Company intends to revue the break-even scenarios in order to determine whether to expand beyond the 7 physical locations.

         DPI also provides for the storage of evidence and derives income from the safe storage of materials. DPI is practiced in the maintenance of the "Chain of Custody" of evidence, which is critical to successfully bringing a subrogation case to court. The statute of limitations for filing litigation is 3 years. Due to the crowded court dockets, the average item remains in storage for 2 years.

         Storage is an additional revenue stream for DPI as the Company can perform this service more securely and efficiently than the insurance companies can themselves. Currently, DPI has over 8,600 items in secure storage at an average rate of $40.00 per annum.

         Revenue from storage is included in the financial projections for the Small Item Mail-in Program, Satellite/Outsource Program and Large Item Ship-in Programs. The mark-up on storage is substantial.

Indoor Air Quality Analysis

         DPI provides in-depth indoor air quality analysis and is a pioneer in identifying airborne contamination and determining the causes of sick buildings. DPI has designed proprietary measuring instruments capable of detecting airborne chemical contaminants in structures. DPI also utilizes state laboratories to supplement their own lab.

         These contaminants are potential health threats and come from a variety of sources within modern buildings including air conditioners, heaters, refrigerators and materials used in the construction of the building. DPI is one of a handful of companies in the country that is capable of identifying the contaminants involved and the origin and cause within the structure.

         The most dangerous and most common cause of indoor air contamination comes from leaking refrigerants contacting a heat source that can convert the freon into deadly phosgene gas (mustard gas). The presence of this reaction is frequently evidenced by carbon sooting. Almost all air conditioners and many refrigerators leak freon. There are many sources of heat in the home (heat strips, pilot lights, electric range and oven, toasters, etc.) which are capable of converting the freon into phosgene gas.

         DPI has conducted a nationwide study on the prevalence of phosgene in the home. The Company has identified phosgene as the cause of numerous severe health and respiratory problems that have even resulted in death. The Geneva Convention outlaws the production of phosgene, and its presence can only occur through the accidental conversion of freon. DPI has been able to conclusively identify phosgene from freon leaks as the origin and cause of contamination and subsequent health problems of the occupants.

         Due to the high frequency and potentially deadly effects of phosgene, DPI has developed and is seeking to patent a device that neutralizes the freon before it can be converted to phosgene. DPI is planning to market this device as an inexpensive retrofit to existing systems and is seeking an appropriate licensing agreement.

Structure Evaluations and Consumer Product Evaluations

         Home Evaluations and Consumer Product are not to be confused with a home inspection. Home inspections are typically performed as a pre-purchase inspection that concentrates on the current functionality of items in the home. The Consumer Product and Home Evaluation reports on the failure rates and recalls of the products used in the home. The difference is significant.

         Structure   Evaluations  are  performed  on-site  by  a  qualified  DPI investigator. In addition to reporting on the current functionality of the structure and appliances (roof, siding, heating and cooling system, etc), DPI goes further and identifies the manufacturers of the various building materials and appliances. The client is also informed of known failure rates, defects and hazards, recalls and current or pending legal proceedings. As an example, a home inspection would report that the siding on the home is in good condition if it is painted and shows no obvious signs of decay. DPI's inspection would report on the type of siding and whether or not that siding was the subject of high rates of failure, or the subject of a recall. DPI would also report to the client whether the siding was the subject of a class action settlement and the procedures for making a claim. (i.e.
Louisiana Pacific siding case)

         Consumer Product Evaluations are a survey of common items in the home for the purpose of identifying products that are the subject of a recall or are known to have a history of failure. DPI's evaluation informs the consumer of current working status of the product, the risks and failure rates of various products, recalls, current legal proceeding and remedies.

         DPI is planning to offer the Consumer Products Evaluation, on the Company website. Consumers will be offered an opportunity to evaluate a single product or an entire household. Package deals will be available which will include a 1-year subscription to the company newsletter, the "Investigator." The "Investigator" keeps consumers informed of current product recalls and safety tips for the home. The Company intends to provide this services for a nominal fee or no- charge. The Company believes that revenue can be derived from the database that is being accumulated under this program.

         Database Marketability - The Consumer Product Evaluation database may be marketable to several different clients. The database will include consumer buying habits, which is of value to manufactures and retailers. The database will also contain the location of products that may present potential liability for manufacturers, which is valuable to manufacturers and insurance companies.

Additional Services

Full Engineering Services - DPI is able to provide clients with full engineering services including mechanical and electrical engineering

1. Metallurgist Services - the DPI lab is equipped to perform a full range of metallurgical services capable of analyzing submitted items for design load, metal fatigue, hairline cracking, etc.

2. Training Seminars - DPI investigators are also trained as instructors and are licensed in most states due to reciprocity agreements. DPI has been approached by the states of California, Texas, Virginia, N. Carolina and S. Carolina to conduct licensing seminars for insurance adjusters. Each of these states has a requirement that adjusters receive additional training each year.

Manufacturer Defective Product Notifications

         DPI provides manufacturers with a service that assists those companies in locating products that are subject to recall. It is inevitable that a certain number of defective products will slip through the manufacturer's quality control inspections and make their way into the marketplace. These defective products, once identified, are a source of potential liability for the manufacturer.

         Manufactures are often eager to locate and replace defective products before the product fails and causes high damages. If the average damages are relatively high, the manufacture, in many cases, is willing to pay a reward or bounty for information that will assist them in locating the product prior to failure.

         This is where DPI's database of consumer profiles will come into play. (See: Consumer Product Evaluations). DPI plans to maintain a website where consumers can receive a home evaluation online. The consumer may pay a nominal fee to enter all household appliances, mechanical devices, lawn equipment and materials of and around the house into the computer. The computer will then compare the profile to the database of known defective products. DPI will then inform the consumer and the manufacturer of the location of the product so that a replacement can be scheduled.

The Nature and Extent of the Company's Facilities

         The Issuer conducts its business in approximately 30,000 square feet of office and warehouse space located at 3 Main Street, Oakridge, Tennessee.

Names of the Chief Executive Officers and Members of the Board of Directors

         Directors and Executive Officers

         The following table includes the names, positions held and ages of our executive officers and directors. All directors serve for one year and until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except as otherwise stated in employment contracts, at the discretion of the Board.

NAME                    POSITION
-------------        ---------------------------
John Van Zyll        President, Chairman, Chief Executive Officer and Director
Marvin Stacy         Chief Operating Officer and Director
Dean Madden          Chief Financial Officer,  Treasurer and Director
Ann Furlong          Secretary, Director
David Dowell         Director

John Van Zyll, President Chairman of the Board, Chief Executive Officer and Director. Entrepreneur and founder of Diversified Product Inspections, Mr. Van Zyll has over 10 years of construction and investigation experience. He is a member of the Southern Building Code Congress International and the National Fire Protection Association and is a licensed Private Investigator. He holds certificates from the National Association of Investigative Specialists with specialties in Insurance Claim Investigation and Advanced Fire Investigation Techniques. Mr. Van Zyll is considered an expert in the field of investigation and subrogation by the insurance industry and has conducted over 100 training seminars and trained over 1900 insurance adjusters.

Marvin Stacy, Chief Operating Officer, Director,. Mr. Stacy has over 40 years of experience in all aspects of electrical and mechanical engineering and design. Mr. Stacy is also gifted as an investigator and is responsible for the operation of the laboratory. He has designed custom testing equipment and designs solutions for manufacturers to correct design flaws and shortcomings.

Dean Madden, Chief Financial Officer, Treasurer and Director. Mr. Madden is serving as the Company's interim CFO. Mr. Madden has over 33 years of experience in all aspects of accounting. Mr. Madden served as CFO and Director of GMAC of Canada from 1983-1988. Mr. Madden has worked in various accounting positions throughout his career, specializing in auditing, taxes, and preparation of financial statements.

Ann M. Furlong, Secretary and Director. Ms. Furlong has over 29 years of experience as a professional manager and the owner and founder of several successful businesses. Ms. Furlong has provided the administrative and organizational expertise that has greatly contributed to DPI's success since its founding in 1991, including the compilation of the company's proprietary database.

David Dowell, Esquire, Director. Mr. Dowell was awarded a B.S. degree in Business from Indiana University in 1985 and a degree in Juris Prudence from Indiana University School of Law in 1988. Upon graduation, Mr. Dowell was admitted to the Indiana Bar and was retained by Coopers and Lybrand as a tax associate. He moved to Florida in 1990 and became law clerk for the Fifth Circuit Court in Lake County. In 1992, Mr. Dowell opened a private practice and specializes in Corporate Law and Bankruptcy


Item 6.                    Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       -------------------------------------------------------
2.1          *

3(i).1            Articles of Incorporation filed October 17, 1994(1)

3(i).2            Articles of Amendment (filed with original 10SB)(1)

3(i).3            Articles of Amendment changing the Company name to Diversified
                  Product Inspections, Inc., from Shoe Krazy, Inc. filed May 19, 2000.

3(i).4            Articles of Amendment changing the Company's newly acquired subsidiary's name to Diversified Product Investigations, Inc., from
                  Diversified Product Inspections, Inc. filed May 19, 2000.

3(ii).1           By-laws (1)

10.1              Conditional Lease/Purchase Agreement(2)

27           *    Financial Data Schedule

-----------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
(2)  Incorporated herein by reference to the Company's

*    Filed herewith

(b) See Form 8-KA filed on or about May 22, 2000 and attached hereto as Exhibit No. 2.1.

                                                    SIGNATURES
                                                    ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Shoe Krazy, Inc.



Date: August 14, 2000       BY: /s/  John Van Zyll
                           -------------------------------
                             John Van Zyll, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date               Signature                             Title

Date: August 14, 2000       BY: /s/  John Van Zyll
                            ------------------------------
                            John Van Zyll                         President