Form 10QSB
period 2000-09-30
DIVERSIFIED PRODUCT INSPECTIONS INC /TN/
filed 2000-11-20
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:    September 30, 2000

Commission file no.:    0-25657


                      DIVERSIFIED PRODUCT INSPECTIONS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Florida                                         65-0877741
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                           Identification No.)

3 Main Street
Oakridge, TN                                             37830
------------------------------------------               -----------------------
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

     As of September 30, 2000, there were 11,141,900 shares of the Common Stock of the registrant issued and outstanding. There were also 5,100 shares to be issued pursuant to the Company's ongoing offering and 75,000 shares to be issued to Dean Madden pursuant to an employment contract.








                                   PART I

Item 1.           Financial Statements





                      INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                      Diversified Product Inspections, Inc.
                           Consolidated Balance Sheets


                                                                               September 30,       December 31,
                                                                                   2000                1999
                                                                            ------------------- -------------------
                                                                                (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash and equivalents                                                     $            62,909             $53,335
   Accounts receivable                                                                   95,220              69,226
   Deferred tax assets                                                                   22,556              22,556
                                                                            ------------------- -------------------
           Total current assets                                                         180,685             145,117
                                                                            ------------------- -------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                            104,316              56,639
   Vehicles                                                                              45,886              45,886

         Less accumulated depreciation                                                  (52,858)            (32,722)
                                                                            ------------------- -------------------

           Net property and equipment                                                    97,344              69,803
                                                                            ------------------- -------------------

OTHER ASSETS
   Other assets                                                                           4,400                   0
   Deposit on real property                                                             372,125                   0
                                                                            ------------------- -------------------
           Total other assets                                                           376,525                   0
                                                                            ------------------- -------------------

Total Assets                                                                $           654,554            $214,920
                                                                            =================== ===================

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                         $           326,594             $15,935
   Accrued expenses
       Income taxes                                                                      14,779              11,401
       Salaries                                                                         362,932             298,275
   Current portion of long-term debt                                                     18,546              10,551
   Line of credit payable                                                                24,790              21,585
                                                                            ------------------- -------------------

          Total current liabilities                                                     747,641             357,747
                                                                            ------------------- -------------------

LONG-TERM DEBT
   Deferred taxes                                                                         5,178               5,178
   Notes payable, net of current portion                                                 57,305              31,915
   Loan from shareholder                                                                  4,025               4,025
                                                                            ------------------- -------------------

          Total long-term debt                                                           66,508              41,118
                                                                            ------------------- -------------------
Total Liabilities                                                                       814,149             398,865
                                                                            ------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common  stock,  $0.0001  and  $1.00  par  value,   authorized  50,000,000  and
     10,000,000 shares; 11,160,200 and 9,000,000 issued and
     outstanding shares                                                                   1,116           9,000,000
  Additional paid-in capital                                                            818,047          (8,639,900)
  Accumulated deficit                                                                  (978,758)           (544,045)
                                                                            ------------------- -------------------

          Total stockholders' equity (deficiency)                                      (159,595)           (183,945)
                                                                            ------------------- -------------------
Total Liabilities and Stockholders' Equity (Deficiency)                     $           654,554            $214,920
                                                                            =================== ===================



     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)



                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                       --------------------------------    ----------------------------------
                                                            2000              1999              2000               1999
                                                       --------------    --------------    --------------    ----------------

REVENUES                                               $      274,638    $      208,572    $      753,235    $        503,647

OPERATING EXPENSES
    Compensation:
        Officers                                               45,000            45,000           135,000             135,000
        Others                                                117,343            29,224           303,221              94,404
    Depreciation                                                6,712             2,216            20,136               9,594
    General and administrative                                300,694            50,540           720,325             313,285
                                                       --------------    --------------    --------------    ----------------

            Total operating expenses                          469,749           126,980         1,178,682             552,283
                                                       --------------    --------------    --------------    ----------------

Operating Income (Loss)                                      (195,111)           81,592          (425,447)            (48,636)
                                                       --------------    --------------    --------------    ----------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (3,825)             (837)           (9,266)             (2,360)
                                                       --------------    --------------    --------------    ----------------

            Total other income (expense)                       (3,825)             (837)           (9,266)             (2,360)
                                                       --------------    --------------    --------------    ----------------

Net income (loss) before income tax                          (198,936)           80,755          (434,713)            (50,996)

    Income tax expense (benefit)                                    0                 0                 0                   0
                                                       --------------    --------------    --------------    ----------------

Net income (loss)                                      $     (198,936)   $       80,755    $     (434,713)           ($50,996)
                                                       ==============    ==============    ==============    ================

Net income (loss) per common share                     $      (0.02)     $       0.01      $      (0.04)     $        (0.01)
                                                       ==============    ==============    ==============    ================

Weighted average number of common shares
outstanding                                                11,138,550         9,000,000        11,084,441           9,000,000
                                                       ==============    ==============    ==============    ================









     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                                                              Total
                                                                              Additional                  Stockholders'
                                                  Number of      Common        Paid-in                       Equity
                                                    Shares        Stock        Capital        Deficit     (Deficiency)
                                                 ------------ ------------- --------------  ------------ ---------------

BEGINNING BALANCE,
December 31, 1998                                   9,000,000 $   9,000,000 $   (8,639,900) $   (530,576)      $(170,476)

Year ended December 31, 1999:
Net loss                                                    0             0              0       (13,469)        (13,469)
                                                 ------------ ------------- --------------  ------------ ---------------

BALANCE, December 31, 1999                          9,000,000     9,000,000     (8,639,900)     (544,045)       (183,945)

Nine months ended September 30, 2000:
-------------------------------------
(unaudited)
1st qtr. shares issued for cash                       241,900       241,900        123,760             0         365,660
Reverse merger                                      1,875,000    (9,240,788)     9,240,941             0             153
3rd qtr. shares issued for cash                        43,300             4         93,246             0          93,250

Net income (loss)                                           0             0              0      (434,713)       (434,713)
                                                 ------------ ------------- --------------  ------------ ---------------

ENDING BALANCE, September 30, 2000
(unaudited)                                        11,160,200       $1,116        $818,047     $(978,758)      $(159,595)
                                                 ============ ============= ==============  ============ ===============















     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (unaudited)


                                                                                     2000                  1999
                                                                              ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $         (434,713)              $(50,996)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                         20,136                  9,594
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          (25,994)               (19,719)
     Increase (decrease) in accounts payable                                             174,034                 41,387
     Accrued income taxes                                                                  3,378                      0
     Increase (decrease) accrued salaries                                                 64,657                 64,309
                                                                              ------------------    -------------------

Net cash  provided (used) by operating activities                                       (198,502)                44,575
                                                                              ------------------    -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (47,677)               (37,886)
     Other assets                                                                         (4,400)                     0
     Deposit on real property                                                           (235,500)                     0
                                                                              ------------------    -------------------

Net cash provided (used) by investing activities                                        (287,577)               (37,886)
                                                                              ------------------    -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Shareholder advances                                                                      0                      0
     Shareholder advance repayments                                                            0                (13,500)
     Common stock sold for cash, net                                                     458,910                      0
     Proceeds of  long-term debt                                                          45,599                 32,272

     Debt payments                                                                        (8,856)                (4,008)
                                                                              ------------------    -------------------

Net cash provided by financing activities                                                495,653                 14,764
                                                                              ------------------    -------------------

Net increase (decrease) in cash and equivalents                                            9,574                 21,453

CASH and equivalents, beginning of period                                                 53,335                 20,700
                                                                              ------------------    -------------------

CASH and equivalents, end of period                                                      $62,909                $42,153
                                                                              ==================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Interest paid in cash                                                                     $9,266                 $2,360
                                                                              ==================    ===================

Non-Cash Investing Activity:
Rent payable added to deposit on real property                                $          136,625    $                 0
                                                                              ==================    ===================










     The accompanying notes are an integral part of the financial statements

                      Diversified Product Inspections, Inc.
                   Notes to Consolidated Financial Statements

     (Information with regard to the nine months ended September 30, 2000 and 1999 is unaudited)

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

          c) Property and equipment All property and equipment is recorded at cost and depreciated over their estimated useful lives, generally 3, 5 or 7 years, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $20,136 and $9,594 for the nine months ended September 30, 2000 and 1999, respectively.

          d) Cash and equivalents The Company considers investments with an initial maturity of three months or less as cash equivalents.

          e) Principles of consolidation The consolidated financial statements include the accounts of Diversified Product Inspections, Inc. and its wholly owned subsidiary. Inter-company balances and transactions have been eliminated.

          f) Significant acquisition In March 2000, Shoe Krazy, Inc. issued 9,241,900 shares of common stock to acquire all the issued and outstanding shares of the common stock of Diversified Product Inspections, Inc., a Florida corporation, in a reverse merger, which was accounted for as a reorganization of Diversified Product Inspections, Inc.

          g) Interim financial information The financial statements for the nine months ended September 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year's results.

     (2) Stockholders' Equity The Company has authorized 10,000,000 shares of $1.00 par value common stock. The Company has 9,000,000 and 11,160,200 shares of common stock issued and outstanding at December 31, 1999 and September 30, 2000.


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

         In January and February 2000, the Company sold 241,900 shares of common stock for $440,660 cash, net of offering costs, under a Regulation D Rule 504 private placement. This offering was completed through a registered broker/dealer. In the third quarter, the Company sold 43,300 shares of common stock for $93,250 cash.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had a net deferred income tax asset of $22,556 at December 31, 1999 and September 30, 2000. The deferred tax asset is composed of accruals not currently deductible, net of valuation allowance.

(4) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss totaling $435,000 for the nine months ended September 30, 2000, and reflects stockholders' deficit of approximately $83,000 as of September 30, 2000. The Company has entered into a conditional contract to purchase certain real estate at a price of $1,800,000. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company has retained a registered broker/dealer to raise additional funds for the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Long-Term Debt The Company is committed to two auto loans with remaining balances of $3,900 and $17,000 at September 30, 2000. The Company makes monthly loan payments of $200 and $600 on those loans.

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

         The Company is obligated under three capitalized equipment leases with remaining balances of $8,500, $4,300 and $34,900 at September 30, 2000. Under those leases, the Company is obligated to payments totaling $10,000, $16,000 and $22,400 for the twelve months ending June 30, 2001, 2002 and 2003, respectively, and none thereafter.

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





                      Diversified Product Inspections, Inc.
                   Notes to Consolidated Financial Statements

(6) Commitments (Continued) If the closing and the settlement date is set for any date within the specified periods:

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

(7) Subsequent Events

         a) Commitments - related party Effective October 1, 2000, the Company and its CFO entered into a one-year employment contract. Under this contract, the CFO earns 6,250 shares of common stock in lieu of cash payment for each month of service provided to the Company. The 75,000 shares of common stock underlying this contract have been issued and are held in escrow by the Company's counsel.

         b) Accrued salaries payable On November 14, 2000, the Board of Directors approved the payment of the accrued salaries payable by issuing approximately 363,000 shares of common stock.

Item 2.           Management's Plan of Operation

General

     Diversified Products Inspections, Inc., a Florida corporation of which Diversified Product Investigations, a Florida corporation is a wholly owned subsidiary, (the "Company") relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions. The facts relied upon the by the Company to make the federal exemption available include the following: (i) the aggregate offering price for the offering of the shares of Common Stock did not exceed $5,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering of the shares in reliance on any exemption under Section 3(b) of, or in violation of Section 5(a) of the Act; (ii) no general solicitation or advertising was conducted by the Company in connection with the offering of any of the shares; (iii) there were no more than 35 purchasers from the Issuer in the offering; (iv) the purchasers were all accredited investors and the books and records of the Company were available and reviewed by each investor; and, (v) the required number of manually executed originals and true copies of Form D were duly and timely filed with the U.S. Securities and Exchange Commission.

     In July 2000, the Company sold 25,000 shares of its Common Stock to one (1) investor for $50,000. The Company actually received $45,000, as $5,000 was deducted as an agent fee. The Company also issued warrants to purchase an additional 12,500 shares exercisable at a price of $0.01 per share for a period of three (3) years in connection with such sale. Both the shares and the shares underlying the warrants carry mandatory registration rights. For such offering, the Company relied upon Section 4(2) of the Act and Rule 506. No state exemption was necessary, as the purchaser is located in Canada.

     In August 2000, the Company initiated an offering of its restricted Common Stock at a price of $2.50 per share. Since that time, 5,520 shares have been sold to ten (10) investors for a total of $13,800. The offering is ongoing. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506,
Section 25102.1 of the California Code, Section 517.061(11) of the Florida Code and Section 48-2-125 of the Tennessee Code.

     The facts relied upon to make the California Exemption include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than 15 days after the first sale of the securities in California; and (v) the Company paid an appropriate filing fee.

     The facts relied upon to make the Florida exemption available are: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the

Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

     The facts relied upon to make the Tennessee Exemption include the following: (i) the Company filed a completed SEC Form D with the Tennessee Division of Securities; (ii) the Form was filed not later than 15 days after the first sale; (iii) the Company provided the Tennessee Division of Securities a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

     In September 2000, the Company entered into an employment agreement with Dean Madden to be the Chief Financial Officer of the Company. The agreement is for a period of one (1) year. Compensation is in the form of shares of the Company's restricted Common Stock. Mr. Madden earns 6,250 shares of stock each month, however the stock is subject to an escrow agreement which provides for its release in October 2001. The stock has not yet been issued. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 48-2-125 of the Tennessee Code.

     The facts relied upon to make the Tennessee Exemption include the following: (i) the Company filed a completed SEC Form D with the Tennessee Division of Securities; (ii) the Form was filed not later than 15 days after the first sale; (iii) the Company provided the Tennessee Division of Securities a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

     In October 2000, the Board of Directors elected to extend termination of the Company's ongoing private offering, which was to terminate on or before October 31, 2000 to December 31, 2000.

     In November 2000 the Board of Directors elected to convert a total of $362,932 in accrued unpaid salaries to 362,992 shares of the Company's restricted Common Stock. The individuals owed such salaries agreed to such shares of stock in lieu of such salary. Marvin Stacy, the current Vice-
President of the Company received 120,997 of such shares. John VanZyll, the President received 120,997 of such shares. Ann Furlong, the Company's current Secretary, received 120,998 of such shares. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code and Section 48-2-125 , as interpreted by Rule 0780-4-2-.11 of the Tennessee Securities Act of 1980.

     The facts relied upon to make the Florida exemption available are: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

     The facts relied upon to make the Tennessee Exemption include the following: (i) the Company filed a completed SEC Form D with the Tennessee Division of Securities; (ii) the Form was filed not later than 15 days after the first sale; (iii) the Company provided the Tennessee Division of Securities a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee.

Plan of Operation

     The Company was initially a development stage company with limited assets or capital, with significant initial operations but no operations or income since approximately 1995 when it acquired its subsidiary in March 2000.

     In the coming months, the Company will focus its efforts on marketing its newly acquired primary business, subrogation recovery. This business entails the determination of the "Origin and Cause" of property damages and the identification of the defective product which caused such loss. The Company's proprietary Origin and Cause data on over 300,000 products enables it to quickly identify a manufacturer of a defective product which it can sell to market participants in the Insurance Industry at cost-effective levels.

Results of Operations for the Six Months Ended September 30, 2000 and 1999

Financial Condition, Capital Resources and Liquidity

     At September 30, 2000, the Company had assets totaling $654,554 and $814,149 in liabilities. The Company has $62,909 in working capital on hand in cash and cash equivalents as of September 30, 2000. A discussion of the Company's financial condition, capital resources and liquidity as of September 30, 1999 would not be material due to its developmental stage status and recent reorganization.

     It is the Company's intention to raise up to $2,000,000 in cash through the sale of additional equity capital pursuant to an ongoing Regulation D, 506 Private Placement Offering, however, the can be no assurance that they will be successful in their efforts. The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital.

Net Operating Losses

     The Company has incurred a net operating loss of $198,936 for the three months ended September 30, 2000.

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

     None.

Item 5.           Other Information

     None.


Item 6.                    Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.                Description
----------------------------------------------------------------------
3(i).1   [1]      Articles of Incorporation filed October 17, 1994

3(i).2   [1]      Articles of Amendment filed December 15, 1998.

3(i).3   [3]      Articles of Amendment changing the Company name from Shoe Crazy, Inc. to
                  Diversified Product Inspections, Inc. filed May 19, 2000.

3(i).4   [3]      Articles of Amendment changing the name of the Company's subsidiary from
                  Diversified Product Inspections, Inc. to Diversified Product Investigations, Inc. filed
                  May 19, 2000.

3(ii).1  [1]      By-laws.

4.1      [2]      Share Exchange Agreement between the Company, Diversified Product Inspections,
                  Inc. and the holders of 100% of the Common Stock of Diversified Product
                  Inspections, Inc. dated March 13, 2000.

4.2      *        Common Stock Purchase Agreement with Thomson Kernaghan & Co., Ltd., as
                  Agent dated July 2000.

4.3      *        Registration Rights Agreement with Thomson Kernaghan & Co., Ltd. dated July
                  2000.

4.4      *        Agent's Warrant in favor of Thomson Kernaghan & Co., Ltd. dated July 2000.

4.5      *        Purchaser's Warrant in favor of Thomson Kernaghan & Co., Ltd. dated July 2000.

4.6      *        Form of Private Placement offering dated August 1, 2000.

10.1     *        Employment Agreement between the Company and Dean Madden dated September
                  23, 2000.

10.2     *        Conversion by John Van Zyll of unpaid salary to shares of the Company's Common
                  Stock.

10.3     *        Conversion by Marvin Stacy of unpaid salary to shares of the Company's Common
                  Stock.

10.4     *        Conversion by Ann Furlong of unpaid salary to shares of the Company's Common
                  Stock.

27.1     *        Financial Data Schedule.
-----------------------------------

[1]      Incorporated   herein  by  reference  to  the  Company's   Registration
         Statement on Form 10-SB filed March 29, 1999.

[2] Incorporated herein by reference to the Company's Current Report on Form 8K filed March 21, 2000.

[3] Incorporated herein by reference to the Company's Quarterly Report for the quarter ended March 30, 2000 on Form 10 QSB filed May 22, 2000.

*        Filed herewith

(b)      The Company filed a report on Form 8K on March 21, 2000 in connection with the
         Company's acquisition of Diversified Product Inspections, Inc., a Florida corporation.

         The Company filed a report on Form 8K on May 22, 2000 with the required financial statements pursuant to its first report on Form 8K filed
         March 21, 2000 and also changed its fiscal year to that of its subsidiary, December 31.

         The Company filed a report on Form 8KA on May 26, 2000.

         The Company filed a report on Form 8KA on May 26, 2000.


                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DIVERSIFIED PRODUCT INSPECTIONS, INC.
                          (Registrant)

Date: November 20, 2000   BY: /s/ John Van Zyll
                          --------------------------------
                          John Van Zyll, Chairman, President and Chief Executive
                          Officer

                          BY: /s/ Ann Furlong
                          --------------------------------
                          Ann Furlong, Secretary and Director

                          BY: /s/ Dean Madden
                          --------------------------------
                          Dean Madden, Chief Financial Officer, Treasurer and Director

                          BY: /s/ David Dowell
                          --------------------------------
                          David Dowell, Director