Form 10QSB/A
period 2000-09-30
DIVERSIFIED PRODUCT INSPECTIONS INC /TN/
filed 2000-11-22
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment #1 to
                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:    September 30, 2000

Commission file no.:    0-25657


                      DIVERSIFIED PRODUCT INSPECTIONS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Florida                                         65-0877741
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                           Identification No.)

3 Main Street
Oak Ridge, TN                                             37830
------------------------------------------               -----------------------
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

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of September 30, 2000, there were 11,141,900 shares of the Common Stock of the registrant issued and outstanding. There were also 5,520 shares to be issued pursuant to the Company's ongoing offering and 75,000 shares to be issued to Dean Madden pursuant to an employment contract. 362,992 shares are also to be issued to three (3) of the Company's officers and directors for accrued unpaid salaries.

     The purpose for this amendment to Form 10QSB for the quarter ended September 30, 2000 is to include an exhibit, which was inadvertently left out of the previously filed document. Additionally, the amendment corrects a typographical error located in the above paragraph with regard to the number of shares to be issued pursuant to the Company's ongoing offering, which was correctly reported in the section below entitled "Item 2 - Management's Plan of Operation - General." Lastly, this amendment contains additional disclosure in the preceding paragraph regarding the shares to be issued to management, which was also correctly disclosed in the section below entitled "Item 2 - Management's Plan of Operation - General."








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

     In August 2000, the Company initiated an offering of its restricted Common Stock at a price of $2.50 per share. Since that time, 5,520 shares have been sold to ten (10) investors for a total of $13,800. The shares have yet to be issued. The offering is ongoing. For such offering, the Company relied upon
Section  4(2) of the Act,  Rule 506,  Section  25102.1 of the  California  Code,
Section 517.061(11) of the Florida Code and Section 48-2-125 of the Tennessee Code.

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

     In November 2000 the Board of Directors elected to convert a total of $362,932 in accrued unpaid salaries to 362,992 shares of the Company's restricted Common Stock. The individuals owed such salaries agreed to such shares of stock in lieu of such salary. Marvin Stacy, the current Vice-
President of the Company received 120,997 of such shares. John VanZyll, the President received 120,997 of such shares. Ann Furlong, the Company's current Secretary, received 120,998 of such shares. The shares have yet to be issued. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and
Section 517.061(11) of the Florida Code and Section 48-2-125 , as interpreted by Rule 0780-4-2-.11 of the Tennessee Securities Act of 1980.

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

4.2      [4]      Common Stock Purchase Agreement with Thomson Kernaghan & Co., Ltd., as
                  Agent dated July 2000.

4.3      [4]      Registration Rights Agreement with Thomson Kernaghan & Co., Ltd. dated July
                  2000.

4.4      [4]      Agent's Warrant in favor of Thomson Kernaghan & Co., Ltd. dated July 2000.

4.5      [4]      Purchaser's Warrant in favor of Thomson Kernaghan & Co., Ltd. dated July 2000.

4.6      *        Form of Private Placement offering dated August 1, 2000.

10.1     [4]      Employment Agreement between the Company and Dean Madden dated September
                  23, 2000.

10.2     [4]      Conversion by John Van Zyll of unpaid salary to shares of the Company's Common
                  Stock.

10.3     [4]      Conversion by Marvin Stacy of unpaid salary to shares of the Company's Common
                  Stock.

10.4     [4]      Conversion by Ann Furlong of unpaid salary to shares of the Company's Common
                  Stock.

27.1     *        Financial Data Schedule.
-----------------------------------------

[1]      Incorporated   herein  by  reference  to  the  Company's   Registration
         Statement on Form 10-SB filed March 29, 1999.

[2] Incorporated herein by reference to the Company's Current Report on Form 8K filed March 21, 2000.

[3] Incorporated herein by reference to the Company's Quarterly Report for the quarter ended March 30, 2000 on Form 10 QSB filed May 22, 2000.

[4] Incorporated herin by reference to the Company's Quarterly Report for the quarter ended September 30, 2000 on Form 10QSB filed November 20,
         2000.

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

     The Company filed two (2) reports on Form 8KA on May 26, 2000.


                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DIVERSIFIED PRODUCT INSPECTIONS, INC.
                          (Registrant)

Date: November 21, 2000   BY: /s/ John Van Zyll
                          --------------------------------
                          John Van Zyll, Chairman, President and Chief Executive
                          Officer

                          BY: /s/ Marvin Stacy
                          --------------------------------
                          Marvin Stacy, Chief Operating Officer and Director

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