Form 10KSB
period 2000-12-31
GENERAL CONSUMER PRODUCTS INC /FL/
filed 2001-04-16
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file no.:    0-25657


                         GENERAL CONSUMER PRODUCTS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

FLORIDA                                                    65-0877741
-------------------------------                            -----------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

222 Lakeview Avenue, Suite 160
West Palm Beach, FL 33401                                  33401
---------------------------------------                    ----------
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

                              Yes X           No
                                 -----          -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $ 0.00.

     Of the 2,100,000 shares of voting stock of the registrant issued and outstanding as of March 31, 2001, 600,000 shares were originally issued in transactions more than four years ago. Such shares may be sold or otherwise transferred without restriction pursuant to the terms of rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"), unless held by an affiliate or controlling shareholder of the Company. Of these shares, the Company has not identified any shares as being held by affiliates of the Company. The remaining 1,500,000 shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption..

PART I

Item 1. Description of Business.

            The Company business plan is based upon the recognition of the opportunity and need for a service that protects consumers and assists them in making informed decisions regarding home or appliance purchases. Investigations reveal a large number of defective products in the home not related necessarily to home construction. The Company differentiates itself from its competitors by adding product failure investigations in the home as a service. The objective of the Company is to accumulate a database of known defective products in the home and then to focus on such defective product investigations for the insurance subrogation field.

            Subrogation is a legal principle, which provides that, to the extent an insurer has paid for a loss, the insurer receives the policy-holder's right to recover from any third party that caused the loss. Until recently insurance companies have not aggressively pursued subrogation. The Company will provide the insurance industry with a cost effective investigative service that enables it to recover such losses. The primary objective is the determination of the "Origin and Cause" of property damage and the identification of the defective product that caused the loss. Demand for these services should grow as the percentage of subrogation claims increases.

            It is necessary for the Company to identify the products and materials involved in a claim loss and determine the cause of the failure. To do so the Company must employ licensed private investigators certified in "Origin and Cause" analysis. In addition it is necessary for the Company to develop a database of defective products and materials for use. This will require personnel who are trained in such work so that in the legal process of subrogation the investigators can establish the "chain of evidence" through the assistance of such database.

            The Company  became  involved in such business  activity on or about
March 21, 2000, with the reverse acquisition of Diversified Product Investigations, Inc., a Florida corporation. On or about February 28, 2001, this acquisition was rescinded and the original agreement was voided, canceled and terminated and declared null and void ab initio . As a result of such action the Company is now required to develop a new database, hire new employees and to continue to pursue a similar business activity. At the present time the Company intends to seek and obtain financing to enable it to continue its operations.

            As a part of the restructuring of the Company, its name was changed on March 5, 2001 to General Consumer Products, Inc.

Item 2. Description of Property

            The Company is currently using as its principal place of business offices located in West Palm Beach, Florida. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as business develops, the Company will secure commercial office space from which it will conduct its business. Until such business develops, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Item 3. Legal Proceedings

            The  Company  is  currently   not  a  party  to  any  pending  legal
proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of the Company's shareholders, through solicitation of proxies or otherwise, during the 2000 fiscal year ended December 31, 2000, covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     No shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company has applied to NASD for the Company's shares to be quoted on the OTC Bulletin Board.

     The application is currently pending. The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotation for the Company's shares to be published by such service.

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

     As of March 31, 2001, there were twenty-six (26) holders of record of the Company's common stock.

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

Public Quotation of  Stock

     The Company has obtained the services of First Level Capital Corp., a market maker for the Company's securities

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

            The director and executive officer of the Company and his respective age is as follows:

Name                    Age         Position
--------------------   -----        ----------------------------------
Rodney Delaney Ford     30          President, Secretary and Treasurer, Director

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

Item 10. Executive Compensation

            The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended 1997, 1998 and 1999, nor at any time during 2000. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information, to the best knowledge of the Company as of March 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name of Address of                     Amount and Nature of
Beneficial Owner                       Beneficial Ownership    Percent of Class
------------------------------         ----------------------  ----------------
Rodney Delaney Ford                         500,000                 23.8%
1440 Druid Valley Way
Atlanta, GA 33024

All Executive Officers and Directors
as a Group (one person)                     500,000                 23.8%
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

Item 13. Exhibits and Reports on Form 8-K.

a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.            Description
---------------        -----------------------------------------------------------

3(i).1      [1]        Articles of Incorporation filed October 17, 1994

3(i).2      [1]        Articles of Amendment filed December 15, 1998.

3(i).3      [3]        Articles of Amendment changing the Company name from Shoe Krazy, Inc. to
                       Diversified Product Inspections, Inc. filed May 19, 2000.

3(i).4      [3]        Articles of Amendment changing the name of the Company's subsidiary from
                       Diversified Product Inspections, Inc. to Diversified Product Investigations, Inc. filed
                       May 19, 2000.

3(ii).1     [1]        By-laws.

4.1         [2]        Rescinded.

4.2         [4]        Rescinded.

4.3         [4]        Rescinded.

4.4         [4]        Rescinded.

4.5         [4]        Rescinded.

4.6         [5]        Rescinded.

10.1        [4]        Rescinded.

10.2        [4]        Rescinded.

10.3        [4]        Rescinded.

10.4        [4]        Rescinded.

16.1        [6]        Rescinded.

16.2        [6]        Rescinded.

99.1        [7]        Agreement to Void, Cancel and Terminate Stock Exchange Agreement.

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed March 29, 1999.

[2] Incorporated herein by reference to the Company's Current Report on Form 8K filed March 21, 2000.

[3] Incorporated herein by reference to the Company's Quarterly Report for the quarter ended March 30, 2000 on Form 10 QSB filed May 22, 2000.

[4] Incorporated herein by reference to the Company's Quarterly Report for the quarter ended September 30, 2000 on Form 10 QSB filed November 20, 2000.

[5] Incorporated herein by reference to the Company's First Amended Quarterly Report for the quarter ended September 30, 2000 on Form 10 QSB filed November 22, 2000.

[6] Incorporated herein by reference to the Company's Current Report on Form 8K filed February 5, 2001.

[7] Incorporated herein by reference to the Company's Current Report on Form 8K filed March 5, 2001.

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

The Company filed two (2) reports on Form 8KA on May 26, 2000.

The Company filed a report on Form 8K changing the Registrant's Certifying Accountant on February 5, 2001.

                                   Signatures
                            -----------------------

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                         GENERAL CONSUMER PRODUCTS, INC.
                                  (Registrant)


Date: April 16, 2001          BY:/s/ Rodney D. Ford
                              --------------------------------
                                  Rodney D. Ford, President

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                     Signature                             Title

April 16, 2001            BY: /s/ Rodney D. Ford            President, Secretary
                           ---------------------             Treasurer, Director
                              Rodney D. Ford