Form 10KSB/A
period 2000-12-31
GENERAL CONSUMER PRODUCTS INC /FL/
filed 2001-04-17
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Amendment 1
                                       to
                                   Form 10-KSB

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

Item 6. Management's Discussion and Analysis or Plan of Operation

            The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1995. The costs and expenses associated with the preparation and filing of this statement and other operations of the Company have been paid for by a shareholder, specifically Rodney Delaney Ford. The payments are not a loan to the Company and will not be repaid to the contributor. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Mr. Ford has agreed to pay future costs associated with filing reports under the 34 Act until business develops or a merger candidate is located.. There is no cap or ceiling on the expenses Mr. Ford has agreed to pay.

            Only nominal capital will be required to maintain the corporate viability of the company and any needed funds will be provided by existing shareholders until business develops or a merger candidate is acquired. Management is convinced that it will be able to operate in this manner during the next twelve months or longer. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its executive Mr. Ford has been primarily engaged in organizational and promotional activities on behalf of the Company. As a result, from inception (December 1, 1998) through December 31, 2001, the Company had $0.00 revenue. Total Company operations and operating expenses as of December 31, 2001 were $198.

Financial Condition, Capital Resources and Liquidity

            At December 31, 2000, the Company had assets totaling $0.00 and an accumulated deficit of ($63,500) attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $50,000.00 in cash contributed as consideration for the issuance of shares of Common Stock.

Net Operating Losses

            The Company has net operating loss carry-forwards of $ 63,500 expiring in 2020. The company has a $12,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

            In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation

            During the next twelve months, the Company will actively seek out and investigate possible business development and business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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




GENERAL CONSUMER PRODUCTS, INC.


TABLE OF CONTENTS



Independent Auditors' Report                                            F-1

Balance Sheet                                                           F-2

Statement of Operations and Deficit Accumulated
During the Development Stage                                            F-3

Statement of Cash Flows                                                 F-4

Notes to Financial Statements                                           F-5

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
General Consumer Products, Inc.
Palm Beach, Florida


We have audited the accompanying balance sheet of General Consumer Products, Inc. (a Florida corporation) and (a development stage company) as of December 31, 2000, and the related statements of operations, deficit accumulated during the development stage and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Consumer Products, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


/s/ Dorra Shaw & Dugan

Certified Public Accountants

April 1, 2001

GENERAL CONSUMER PRODUCTS, INC.
( A Development Stage Company)

BALANCE SHEET




December 31,                                                                             2000
------------------------------------------------------------------------------- --------------
ASSETS

Current Assets:
     Cash                                                                       $           -
------------------------------------------------------------------------------- --------------

TOTAL CURRENT ASSETS                                                                        -
------------------------------------------------------------------------------- --------------

                                                                                $           -
------------------------------------------------------------------------------- --------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $           -
------------------------------------------------------------------------------- --------------

TOTAL CURRENT LIABILITIES                                                                   -
------------------------------------------------------------------------------- --------------

                                                                                            -
------------------------------------------------------------------------------- --------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 share authorized
           2,100,000 shares issued and outstanding                                        210
     Preferred stock - No par value - 10,000,000 shares authorized
           No shares issued or outstanding                                                  -
     Additional paid-in-capital                                                        63,290
     Accumulated deficit                                                              (63,500)
------------------------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                                                  -
------------------------------------------------------------------------------- --------------

                                                                                $           -
------------------------------------------------------------------------------- --------------

     The accompanying notes are an integral part of the financial statements

GENERAL CONSUMER
PRODUCTS, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND
    DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE





For the year ended December 31,                                                              2000
------------------------------------------------------------     -------------- -----------------------
Revenues                                                                        $                 -
------------------------------------------------------------     -------------- -----------------------


Operating expenses:
    Office                                                          168
    Bank charges                                                     30                       198
------------------------------------------------------------     -------------- -----------------------

Loss before income taxes                                                                    (198)
Income  taxes                                                                                   -
------------------------------------------------------------     -------------- -----------------------

Net loss                                                                                    (198)


Accumulated deficit - January 1, 2000                                                    (63,302)
------------------------------------------------------------     -------------- -----------------------

Accumulated deficit - December 31, 2000                                         $         (63,500)
------------------------------------------------------------     -------------- -----------------------

Net loss per share                                                              $           (0.000)
------------------------------------------------------------     -------------- -----------------------




     The accompanying notes are an integral part of the financial statements

GENERAL CONSUMER PRODUCTS, INC.
(A Development Stage Company)

Statement of Cash Flows





For the year ended December 31,                                                          2000
------------------------------------------------------------------------------  ---------------
Operating Activities:
     Net loss                                                                   $        (198)
------------------------------------------------------------------------------  ---------------

Net cash used by operating activities                                                    (198)
------------------------------------------------------------------------------  ---------------

Net decrease in cash                                                                     (198)
------------------------------------------------------------------------------  ---------------

Cash -January 1, 2000                                                           $         198
------------------------------------------------------------------------------  ---------------

Cash - December 31, 2000                                                        $           -
------------------------------------------------------------------------------  ---------------





     The accompanying notes are an integral part of the financial statements

General Consumer Products, Inc.
Notes to Financial Statements


Note A - Summary of Significant Accounting Policies:

Organization

General Consumer Products, Inc. (a development stage company) is a Florida Corporation organized October 17, 1994 to operate a retail shoe and foot products company. The Company failed in its attempt to implement its initial business plan and during December 1995 abandoned its efforts. The Company had no operations for the period prior to December 1995. The Company was inactive from December 1995 to the date of reinstatement by the State of Florida on December 1, 1998.

The Company has a new business plan, which was adopted on or about December 1, 1998, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan. The Company is actively pursuing a merger partner at the present time.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company initially elected a September 30 year end. On May 22, 2000 the Company changed its year end to December 31.

Change of Name

The Company originally known as Shoe Krazy, Inc. has had several name changes. The Company changed its name to Diversified Products Inspection, Inc. on May 19, 2000 and to General Consumer Products, Inc. on March 5, 2001.

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

Note B - Stockholders' Equity:

On November 1, 1994, the Company issued 600,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial officer - stockholder. On or about December 1, 1998, third parties purchased the shares from the initial officer - stockholder. The same third parties purchased at $0.05 per share, 1,000,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. On or about December 1,

General Consumer Products, Inc.
Notes to Financial Statements


Note B - Stockholders' Equity (Cont'd):

1998, the Company issued 500,000 shares of its common stock to its sole officer in exchange for services valued at $12,500.

At December 31, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 2,100,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding.

Note C - Stock Exchange Agreement:

A reverse acquisition was previously reported on Form 8K on March 21, 2000, which described the terms and conditions of a Stock Exchange Agreement dated March 13, 2000 between the Company and Diversified Product Investigations, Inc., f/k/a Diversified Products Inspections, Inc. a Florida corporation (DPI), which provided for the exchange of one hundred percent (100%) of the issued and outstanding stock of DPI for shares of the Company, such that DPI would become a wholly-owned subsidiary of the Company.

DPI and the Company have agreed that there was a failure of consideration on the part of one (1) or both of the parties to the Agreement. DPI and the Company have agreed that it is in the best interest of both parties to void, cancel and terminate the Agreement ab initio and to release any claims DPI has against the Company as well as any claims that the Company has against DPI in consideration of such release.

Note D - Income Taxes:

The Company has a net operating loss carry forward of $63,500 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of December 31, 2000 is $12,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $12,000, as the Company has no history of profitable operations.

Note E - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Currently management is committed to obtain additional capital.

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