Form 10-Q
period 2001-03-31
GENERAL CONSUMER PRODUCTS INC /FL/
filed 2001-05-15
CIK 1075445

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2001

Commission file no.: 0-25657

                         GENERAL CONSUMER PRODUCTS, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in its Charter)

                 FLORIDA                                        65-0877741
------------------------------------------                ----------------------
            State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                   Identification No.)

222 Lakeview Avenue, Suite 160
West Palm Beach, FL 33401                                          33401
------------------------------------------                ----------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:  (561) 832-5705

Securities registered under Section 12(b) of the Act:

     Title of each class                                 Name of each exchange
                                                         on which registered
            None                                                None
-----------------------------------                 ----------------------------

Securities registered under Section 12(g) of the Act:

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

     As of March 31, 2001, there are 2,100,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.      Financial Statements




GENERAL CONSUMER PRODUCTS, INC.


TABLE OF CONTENTS


                                                                        Page

Balance Sheet                                                           F-2

Statement of Operations and Deficit Accumulated
During the Development Stage                                            F-3

Statement of Cash Flows                                                 F-4

Statement of Changes in Stockholders'  Equity                           F-5

Notes to Financial Statements                                           F-6

GENERAL CONSUMER PRODUCTS, INC.
( A Development Stage Company)

BALANCE SHEET


March 31,                                                                 2001
-----------------------------------------------------------------     ---------------
ASSETS

Current Assets:
     Cash                                                             $          -
-----------------------------------------------------------------     ---------------

TOTAL CURRENT ASSETS                                                             -
-----------------------------------------------------------------     ---------------

                                                                      $          -

-----------------------------------------------------------------     ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                 $          -
-----------------------------------------------------------------     ---------------

TOTAL CURRENT LIABILITIES                                                        -
-----------------------------------------------------------------     ---------------

                                                                                 -

-----------------------------------------------------------------     ---------------

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 share authorized                  210
2,100,000 shares issued and outstanding


Preferred stock - No par value - 10,000,000 shares authorized
No shares issued or outstanding                                                  -
     Additional paid-in-capital                                             63,290
     Deficit accumulated during the development stage                      (63,500)
------------------------------------------------------------------    --------------

TOTAL STOCKHOLDERS' EQUITY                                                       -
------------------------------------------------------------------    --------------

                                                                      $          -
------------------------------------------------------------------    --------------

     The accompanying notes are an integral part of the financial statements
                                       F-2

GENERAL CONSUMER PRODUCTS, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND
    DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE




For the three months ended March  31,                                                2001
------------------------------------------------------------     -------------- ---------------
Revenues                                                                        $        -
------------------------------------------------------------     -------------- ---------------


Operating expenses:
    Office                                                            168
    Bank charges                                                       30              198
------------------------------------------------------------     -------------- ---------------

Loss before income taxes                                                               (198)
Income  taxes                                                                              -
------------------------------------------------------------     -------------- ---------------

Net loss                                                                                (198)

Accumulated deficit - December 31, 2000                                              (63,500)
------------------------------------------------------------     -------------- ---------------

Accumulated deficit - March 31, 2001                                            $    (63,500)
------------------------------------------------------------     -------------- ---------------

Net loss per share                                                              $     (0.000)
------------------------------------------------------------     -------------- ---------------

Weighted average shares of common stock                                             2,100,000




     The accompanying notes are an integral part of the financial statements

GENERAL CONSUMER PRODUCTS, INC.
(A Development Stage Company)

Statement of Cash Flows



For the three months ended March 31,                              2001
-----------------------------------------------------  -----------------
Operating Activities:
     Net loss                                            $        (198)
-----------------------------------------------------  -----------------

Net cash used by operating activities                             (198)
-----------------------------------------------------  -----------------

Net decrease in cash                                              (198)
-----------------------------------------------------  -----------------

Cash -December 31, 2000                                  $           -
-----------------------------------------------------  -----------------

Cash - March 31, 2001                                    $           -
-----------------------------------------------------  -----------------




     The accompanying notes are an integral part of the financial statements

GENERAL CONSUMER PRODUCTS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         Additional
                                                 Number of        Preferred    Common    Paid - In      Deficit
                                                   Shares           Stock       Stock     Capital      Accumulated    Total
                                               --------------    ----------- ----------- ------------ ------------- ------------
Beginning balance:

     November 1, 1994 - Services                      600,000    $         - $     60    $        940 $        -    $     1,000
     (Date of Inception)

Issuance of Common Stock:

     December 1, 1998                               1,000,000              -      100          49,900          -         50,000

     December 1, 1998 - Services                      500,000                      50          12,450                    12,500


Deficit accumulated during the
development stage                                           -              -        -               -    (63,500)       (63,500)
---------------------------------------------- ----------------- ----------- -----------  ------------ ------------- -----------



Balance - March 31, 2001                            2,100,000    $         - $    210     $    63,290  $ (63,500)    $       -

---------------------------------------------- ----------------- ----------- -----------  ------------ ------------- -----------



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

                         General Consumer Products, Inc.
                          Notes to Financial Statements


Note B - Stockholders' Equity (Cont'd):


At March 31, 2001, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 2,100,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding.

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

The amount recorded as deferred tax assets, cumulative as of March 31, 2001 is $12,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $12,000, as the Company has no history of profitable operations.

Note E - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2001. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Currently management is committed to obtain additional capital.

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

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its executive Mr. Ford has been primarily engaged in organizational and promotional activities on behalf of the Company. As a result, from inception (December 1, 1998) through March 31, 2001, the Company had $0.00 revenue. Total Company operations and operating expenses as of March 31, 2001 were $198.

Financial Condition, Capital Resources and Liquidity

     At March 31, 2001, the Company had assets totaling $0.00 and an accumulated deficit of ($63,500) attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $50,000.00 in cash contributed as consideration for the issuance of shares of Common Stock.

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

            None

Item 3. Defaults in Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted,  during the quarter ending March 31, 2001, covered
by  this  report,  to  a  vote  of  the  Company's  shareholders,   through  the
solicitation of proxies or otherwise.

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
-----------             -----------------------------------------------------------
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

[6] Incorporated herein by reference to the Company's Form 10KSB filed April 16, 2001.

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

     The Company filed two (2) reports on Form 8KA on May 26, 2000.

     The Company filed a report on Form 8K changing the Registrant's Certifying Accountant on February 5, 2001.

                                   Signatures
                            -------------------------

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                         GENERAL CONSUMER PRODUCTS, INC.
                                  (Registrant)


Date: May 15, 2001          BY: /s/ Rodney D. Ford
                            --------------------------------
                              Rodney D. Ford, President

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                          Signature                    Title

May 15, 2001      BY: /s/ Rodney D. Ford
                    ------------------------------      President, Secretary
                      Rodney D. Ford                     Treasurer, Director